Form 10-Q
period 2025-09-30
FireFly Automatix, Inc.
filed 2026-03-16
CIK 1660851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number N/A

FIREFLY AUTOMATIX, INC.

(Exact name of registrant as specified in its charter)

delaware	27-1718121
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1130 South 3800 West, Suite 100 Salt Lake City, Utah	84104
(Address of principal executive offices)	(Zip Code)

(801) 683-5128

Registrant’s telephone number, including area code

Not applicable

Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

The number of shares of Registrant’s common stock outstanding on March 11, 2026 was 13,168,701.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “FireFly,” the “Company,” “we,” “us,” and “our,” refer to FireFly Automatix, Inc. and its consolidated subsidiaries.

ii

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	We are a growth-stage company and have a limited operating history at the current scale of our business, which makes it difficult to evaluate our current business and future prospects.
●	We have a history of net losses. If we do not achieve profitability, our business, financial condition and operating results will be adversely affected.
●	There is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
●	Our business plans require a significant amount of capital, which will require us to sell additional equity securities or incur additional indebtedness that will dilute our stockholders or introduce covenants that may restrict our operations.
●	If we fail to scale our business operations, successfully introduce and market new products and services, or otherwise manage our future growth effectively as we attempt to rapidly grow our company, our business may be adversely affected.
●	We may not be successful in entering into distributor relationships or other commercial partnerships, which could adversely affect our operating results and our ability to compete in our industry.
●	Our business and operating results are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.
●	Adverse changes in the new housing market, including due to increased interest rates, could adversely affect demand for our PATH machines.
●	Our operations and financial results may be affected by competitive conditions.
●	Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.
●	We may not succeed in maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our products and our business, prospects, financial condition, results of operations, and cash flows.
●	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.
●	We rely on a limited number of suppliers for critical product components.
●	Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and compromise information, exposing us to liability that could cause our business to suffer.
●	Our products rely on software and hardware that is highly technical, and if these systems contain errors or design defects, our business could be adversely affected.
●	If we fail to adapt and respond effectively to rapidly developing technology, evolving industry standards and changing customers’ needs or requirements, our products may become less competitive.
●	Expanding our international operations, where we have limited operating experience, may subject us to increased business, regulatory and economic risks that could seriously harm our business, operating results and financial condition.
●	Our business depends largely on our ability to attract and retain talented employees, including senior management.
●	Our management will be able to exert influence over our affairs.
●	We face risks related to our contracts with state and local government entities, which could harm our results of operations.
●	Unfavorable weather conditions or natural catastrophes that reduce agricultural production and demand for agriculture and turf equipment could directly and indirectly affect our business.

iii

●	We have identified material weaknesses in our internal control over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our common stock.
●	We could be subject to additional sales tax or other indirect tax liabilities.
●	Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
●	Our operations are subject to complex and changing laws and regulations, the violation of which could expose us to potential liabilities, increased costs, and other adverse effects.
●	We may face risks associated with international, national, and regional trade laws, regulations, and policies, and government farm programs and policies which could significantly impair our profitability and growth prospects.
●	We could be involved in legal disputes, including securities litigation, that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.
●	We are an “emerging growth company” and a “smaller reporting company” and our compliance with the reduced reporting and disclosure requirements may make our common stock less attractive to investors.
●	Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.
●	Our use of “open source” software could subject us to possible litigation or could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.
●	The price of our common stock may be volatile.
●	We will have broad discretion in how we may use the net proceeds in connection with this offering, and we may not use them effectively.
●	The obligations associated with operating as a public company following this offering will require significant resources and management attention.
●	Economic uncertainty or downturns could adversely affect our business, financial condition and operating results.
●	We will have outstanding shares of convertible preferred stock, warrants and Debentures, some of which contain “full-ratchet” anti-dilution protection, which may cause significant dilution to our stockholders.
●	Sales of our common stock in the public market after this offering by our existing security holders may cause the market price of our shares of common stock to decline.
●	We do not intend to pay dividends for the foreseeable future, and as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
●	If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
●	Our amended and restated certificate of incorporation will include exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
●	Investors in this offering will experience immediate dilution upon the closing of the offering.
●	Prior to this offering, there has been no public market for our common stock, and we cannot assure you that a market for our common stock will develop or that the market price of shares of our common stock will not decline following the offering.

iv

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIREFLY AUTOMATIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)

	As of
	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$2,421	$2,287
Restricted cash	-	300
Accounts receivable, net	1,226	1,352
Inventory, net	7,947	8,566
Prepaid expenses	1,297	639
Total current assets	12,891	13,144

Property and equipment, net	1,836	1,972
Intangible assets	664	696
Right-of-use assets, operating leases	4,087	4,451
Right-of-use assets, finance leases	784	881
Other long-term assets	141	141
Total assets	$20,403	$21,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,600	$5,245
Customer deposits	1,783	1,103
Notes payable, current portion	332	302
Lease liability, operating leases	492	386
Lease liability, finance leases	174	154
Accrued and other current liabilities	3,508	2,352
Total current liabilities	12,889	9,542

Non-current liabilities:
Notes payable, net of current portion	506	427
Convertible notes	326	-
Convertible debentures payable (at fair value)	40,794	38,176
Common Stock Purchase warrants liability	20,917	20,013
Lease liability, operating leases net of current portion	4,186	4,597
Lease liability, finance leases net of current portion	489	628
Other liabilities	3,657	3,640
Total liabilities	83,764	77,023

Commitments and contingencies (Note 14)	-	-

Stockholders’ deficit:
Common stock, $0.001 par value, 40 million shares authorized; 13,136,701 and 13,131,701 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	21,985	20,654
Accumulated losses	(85,359)	(76,405)
Total stockholders’ deficit	(63,361)	(55,738)

Total liabilities and stockholders’ deficit	$20,403	$21,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREFLY AUTOMATIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except shares)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except share data)	2025	2024	2025	2024

Revenues, net	$12,889	$8,875	$35,798	$30,417
Cost of revenues	9,852	7,223	28,924	22,912
Gross profit	3,037	1,652	6,874	7,505

Operating expenses:
Selling, general and administrative	3,532	2,708	9,715	7,487
Research and development	1,228	1,025	3,459	3,118
Total operating expenses	4,760	3,733	13,174	10,605

Loss from operations	(1,723)	(2,081)	(6,300)	(3,100)

Other (expenses) income:
Interest income	9	5	27	20
Interest expense	(42)	(50)	(90)	(171)
Change in fair value of convertible debentures	(1,139)	(706)	(1,618)	(2,275)
Change in fair value of warrant liability	39	(3,615)	(904)	(3,584)
Other income	-	4	16	4
Other expense	(15)	(1)	(85)	(45)
Total other expense	(1,148)	(4,363)	(2,654)	(6,051)
Loss from operations before income taxes	(2,871)	(6,444)	(8,954)	(9,151)
Provision for income taxes	-	-	-	-
Net loss	(2,871)	(6,444)	(8,954)	(9,151)

Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.46)	$(0.61)	$(0.68)
Diluted	$(0.19)	$(0.46)	$(0.61)	$(0.68)

Weighted average common shares:
Basic	14,817,334	13,888,863	14,704,753	13,534,832
Diluted	14,817,334	13,888,863	14,704,753	13,534,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREFLY AUTOMATIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited and in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Losses	Deficit

Balance, December 31, 2023	12,351	$12	$14,817	$(62,868)	$(48,039)

Issuance of common stock for cash	109	-	622	-	622

Stock compensation	-	-	334	-	334

Net loss	-	-	-	(1,160)	(1,160)

Balance, March 31, 2024	12,460	$12	$15,773	$(64,028)	$(48,243)

Issuance of common stock for cash	87	-	498	-	498

Stock compensation	-	-	421	-	421

Net loss	-	-	-	(1,547)	(1,547)

Balance, June 30, 2024	12,547	$12	$16,692	$(65,575)	$(48,871)

Issuance of common stock for cash	5	-	32	-	32

Stock compensation	-	-	234	-	234

Net loss	-	-	-	(6,444)	(6,444)

Balance, September 30, 2024	12,552	$12	$16,958	$(72,019)	$(55,049)

Balance, December 31, 2024	13,131	$13	$20,654	$(76,405)	$(55,738)

Stock compensation	-	-	288	-	288

Net loss	-	-	-	(2,133)	(2,133)

Balance, March 31, 2025	13,131	$13	$20,942	$(78,538)	$(57,583)

Issuance of common stock for cash	-	-	-	-	-

Stock compensation	-	-	287	-	287

Net loss	-	-	-	(3,950)	(3,950)

Balance, June 30, 2025	13,131	$13	$21,229	$(82,488)	$(61,246)

Issuance of common stock for cash	5	-	15	-	15

Stock compensation	-	-	741	-	741

Net loss	-	-	-	(2,871)	(2,871)

Balance, September 30, 2025	13,136	$13	$21,985	$(85,359)	$(63,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREFLY AUTOMATIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,954)	$(9,151)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of convertible debentures	1,618	2,275
Change in fair value of warrant liabilities	904	3,584
Stock compensation	1,316	989
Depreciation and amortization	619	338
Amortization of right-of-use asset	365	198
Changes in operating assets and liabilities
Accounts receivable, net	385	101
Inventory, net	619	(1,428)
Prepaid expenses	(917)	69
Other current assets	(2)	(3)
Accounts payable	1,355	1,115
Customer deposits	680	(1,575)
Accrued and other current liabilities	1,156	488
Lease liability	(423)	440
Net cash used in operating activities	(1,279)	(2,560)

Cash flows from investing activities:
Purchase of property and equipment	(332)	(251)
Purchase of intangible assets	(22)	(71)
Proceed from disposition of fixed assets	-	101
Net cash used in investing activities	(354)	(221)

Cash flows from financing activities:
Proceeds from convertible debentures, net	1,320	1,000
Proceeds from issuance of notes payable	124	-
Repayment of notes payable	(9)	(385)
Proceeds from issuance of common stock	15	1,152
Other liabilities	17	(288)
Net cash provided by financing activities	1,467	1,479

Net change in Cash and Restricted cash	(166)	(1,302)

Cash and Restricted cash, beginning of period	2,587	2,689

Cash and Restricted cash, end of period	$2,421	$1,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$63	$168
Cash paid for taxes	$52	$40
Fair value of warrants issued with convertible debentures	$1,000	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREFLY AUTOMATIX, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Since its launch in January 2010, FireFly Automatix, Inc., a Delaware corporation (the “Company”, “FireFly”, “we” or “us”), is a technology leader in the turfgrass industry as a firm that designs, manufactures, sells and supports precision automated turf harvesters (“PATH”), autonomous mowers (“AMP”), aftermarket parts and service. FireFly has expanded its turfgrass expertise with operations in Europe, the Asia Pacific region, and South America.

FireFly began emerging as an AgTech innovator in late 2023 with its introduction of the Company’s autonomous mowing platform, which we began marketing and selling in 2024. This industrial, self-driving, autonomous electric mower is FireFly’s first solution specifically designed for the unique requirements of the golf course, sports field, government, real estate, and turfgrass industries. With AMP’s approach in what can be termed the autonomous electric vehicle (AEV) realm, FireFly is ideally situated to provide a unique mowing approach that is both environmentally sound and business friendly. As such, the AMP is FireFly’s first AEV offering that specifically targets the demanding needs of these new target markets noted above.

With a foundation of 14-plus years in business, FireFly is dedicated to becoming a global AgTech innovator, one determined to protect our position as the premier technology supplier to turfgrass producers worldwide, while also extending our impact into the broader opportunities outlined above.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim condensed consolidated financial statements in accordance with the rules and regulation of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with principles generally accepted in the United States of America (“U.S. GAAP”), the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this prospectus.

The information presented in the accompanying unaudited interim consolidated balance sheets as of December 31, 2024 has been derived from the Company’s 2024 audited consolidated financial statements.

In September 2022, the Company formed FireFly Automatix, Limited as a wholly-owned subsidiary and incorporated in the United Kingdom. The Company anticipated opening a satellite office and a warehouse for replacement parts, which has not yet fully happened. The minimal operations are considered insignificant.

The Company’s unaudited interim condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. Continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meets its financial requirements, raise additional capital, and the success of its future operations.

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), we are required to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that these consolidated financial statements are issued or available to be issued. This evaluation takes into account our current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond our control.

The Company has experienced operating losses due primarily to research and development expense related to the design, testing, and manufacturing of our AMPs, selling, general, and administrative expense as we have sought to ramp up and establish our business, used cash from operations, and relied on the capital raised from friends, family and related parties and institutional financing to continue ongoing operations. We may or may not be able to raise additional capital or obtain additional institutional financing due to future economic conditions. In particular, the lending criteria are currently tightening in the U.S., and we have experienced a decline in demand for our PATH products, due to continuing declines in the new housing market and higher interest rates. These factors, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date these consolidated financial statements are issued. In response to these conditions, our management has prepared the financing plan described below.

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are available to be issued. Management’s mitigating plans include: (1) raising additional liquidity through an equity raise in the public capital markets or through friends and family, (2) evaluating operating expenses and developing a plan to reduce expenditures without negatively impacting current operations, (3) placing a strategic focus on increasing sales with prime PATH customers and selling our AMPs to private and public golf courses and sports field parks, and (4) making strategic price increases on both our PATH machines and AMPs. No assurances can be given that we will be successful raising funds through an initial public offering or through other debt or equity financing, or that we will be successful in reducing operating expenses or increasing machine sales with increased prices.

We will need additional sources of capital to continue funding our operations. Our significant projected cash commitments relate primarily to debt service and operating expenses. These debt service and operating expenses include the convertible debentures, notes payable and lease obligations payable. The notes payable and lease obligations payable require monthly cash payments. We anticipate the cash required to service our debt (including notes payable and lease obligations) to be between $402 to $1,037. This assumes (1) the interest on the convertible debentures will continue to be accreted to the debentures’ principal outstanding and not paid in cash, and (2) the debentures will be converted into shares of our common stock at their respective maturity. Over the next twelve months, we expect to finance our operations with operating revenue from our operations, short-term debt financing ( see Note 15 – Subsequent Events), and the proceeds from this offering. However, there can be no guarantee that we will be able to obtain additional short-term debt financing or receive any proceeds from this offering. In addition, cash flows from our operations may be less than anticipated.

In the event the projected results do not occur, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more product offerings and other strategic initiatives. Additionally, we would reduce the number of new hires planned in 2025, and implement cost reduction measures such as a reduction in headcount and reducing planned sales, marketing, and research and development expenses among other cost reduction measures. Even with these measures, there is no assurance that our cash from operations would be sufficient to continue operating for the next twelve months.

Fair Value of Financial Instruments

The Company records the fair value of assets and liabilities in accordance with ASC 820. ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, ASC 820 prescribes the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices (unadjusted) in active markets for identical assets or liabilities,
Level 2 –	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly,
Level 3 –	Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

The carrying amounts of certain financial instruments, such as cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and customer deposits approximate fair value due to their relatively short maturities.

The following table summarizes the carrying amount and estimated fair value of the convertible debentures and the common stock purchase warrants (in thousands):

	As of September 30, 2025
	Carrying	Fair	Fair Value Measurements
	Value	Value	Level 1	Level 2	Level 3
11% debenture dated July 17, 2019	$26,763	$26,763	$-	$-	$26,763
11% debenture dated April 20, 2020	$2,858	$2,858	$-	$-	$2,858
11% debenture dated September 4, 2020	$2,578	$2,578	$-	$-	$2,578
11% debenture dated January 13, 2022	$3,701	$3,701	$-	$-	$3,701
15% debenture dated January 19, 2023	$2,673	$2,673	$-	$-	$2,673
15% debenture dated July 25, 2024	$1,185	$1,185	$-	$-	$1,185
15% debenture dated June 18, 2025	$1,036	$1,036	$-	$-	$1,036
Warrant dated July 17, 2019	$8,967	$8,967	$-	$-	$8,967
Warrant dated April 20, 2020	$1,268	$1,268	$-	$-	$1,268
Warrant dated September 4, 2020	$970	$970	$-	$-	$970
Warrant dated January 13, 2022	$3,062	$3,062	$-	$-	$3,062
Warrant dated January 19, 2023	$2,077	$2,077	$-	$-	$2,077
Warrant dated July 25, 2024	$3,526	$3,526	$-	$-	$3,526
Warrant dated June 18, 2025	$1,047	$1,047	$-	$-	$1,047

	As of December 31, 2024
	Carrying	Fair	Fair Value Measurements
	Value	Value	Level 1	Level 2	Level 3
11% debenture dated July 17, 2019	$25,439	$25,439	$-	$-	$25,439
11% debenture dated April 20, 2020	$2,740	$2,740	$-	$-	$2,740
11% debenture dated September 4, 2020	$2,477	$2,477	$-	$-	$2,477
11% debenture dated January 13, 2022	$3,671	$3,671	$-	$-	$3,671
11% debenture dated January 19, 2023	$2,674	$2,674	$-	$-	$2,674
15% debenture dated July 25, 2024	$1,175	$1,175	$-	$-	$1,175
Warrant dated July 17, 2019	$9,049	$9,049	$-	$-	$9,049
Warrant dated April 20, 2020	$1,298	$1,298	$-	$-	$1,298
Warrant dated September 4, 2020	$998	$998	$-	$-	$998
Warrant dated January 13, 2022	$3,063	$3,063	$-	$-	$3,063
Warrant dated January 19, 2023	$2,079	$2,079	$-	$-	$2,079
Warrant dated July 25, 2024	$3,526	$3,526	$-	$-	$3,526

The fair value of each convertible debenture and each common stock purchase warrant is comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in gain/loss from changes in fair value in the consolidated statements of operations. The Company elected the fair value option due to its multiple conversions and redemption features required to be presented at fair value. The Company has also elected to not present interest expense separately from the changes in fair value of each convertible debenture measured at fair value.

The fair values of the convertible debentures are determined using a straight debt plus call option methodology. This is a hybrid methodology which includes a discounted cash flow analysis to fair value the debt component of the note and a Black-Scholes option pricing method to determine the fair value of any upside in excess of principal and accrued interest that may be available to holders upon conversion. Given the highly subjective and complex nature in constructing such models, we engaged an independent valuation firm to confirm the model’s proper application based on management’s selected inputs and assumptions.

The discounted cash flow analysis and Black-Scholes pricing model requires management to exercise judgment in selecting inputs and making highly subjective and often complex assumptions, including the fair value of our common stock, the expected term of the convertible debentures, stock price volatility, and anticipated dividend yield.

The valuation utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risk-adjusted discount rate. Other significant assumptions include risk-free rate, principal value, historical and implied average volatility of a comparable companies publicly traded on recognized stock exchanges, maturity date and the various conversion features and prices per the agreement. These liabilities are measured at fair value on a recurring basis and have unobservable inputs and are therefore categorized as Level 3. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact fair value of the convertible debenture.

Convertible debentures and common stock purchase warrants classified as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire. See Note 8 - Convertible Debentures and Note 9 – Common Stock Purchase Warrants and for a summary of assumptions use in estimating the valuation.,

Net Loss Per Common Share

Our basic loss per share calculation is computed based on the weighted-average number of common shares outstanding. Included in the weighted-average number of common shares outstanding are the share equivalents for the common stock purchase warrants with an exercise price of $0.01 (See discussion of warrants at Note 9 – Common Stock Purchase Warrants.) Potentially dilutive securities for this calculation may consist of in-the-money outstanding stock options, warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period) and shares assumed converted for the convertible debentures. The treasury stock method is used to measure the dilutive impact of potentially dilutive securities.

Potential dilutive shares are excluded from diluted loss per share when their effect is anti-dilutive. When there is a net loss for a period, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted loss per share for that period. When we have net income for a period, we anticipate using the “if-converted” method to measure the dilutive impact of the convertible debentures.

The following table sets forth the calculations of basic and diluted loss per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(2,871)	$(6,444)	$(8,954)	$(9,151)

Basic weighted-average number of common shares outstanding	13,131,701	12,551,360	13,131,701	12,493,312
Add: Weighted-average common shares attributable to Warrants with a $0.01 exercise price	1,685,633	1,337,503	1,573,052	1,041,520
Total basic weighted-average number of common shares outstanding	14,817,334	13,888,863	14,704,753	13,534,832
Add: Dilutive effect of other equity instruments	-	-	-	-
Diluted weighted-average shares outstanding	14,817,334	13,888,863	14,704,753	13,534,832
Loss per common share - basic	$(0.19)	$(0.46)	$(0.61)	$(0.68)
Loss per common share - diluted	$(0.19)	$(0.46)	$(0.61)	$(0.68)
Excluded from diluted weighted-average shares outstanding:
Antidilutive shares	15,359,798	13,926,984	14,955,773	13,500,223

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards - Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). When entering into contracts with our customers, we review the following five steps of Topic 606:

i.	Identify the contract with the customer.
ii.	Identify the performance obligation.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligation.
v.	Evaluate the satisfaction of the performance obligation.

We account for contracts with our customers, when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company’s contracts do not include variable consideration or a right to return.

Under Topic 606, we recognize revenue only when we satisfy a performance obligation by transferring a promised good or service to our customer. A good or service is considered transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

i.	We have a right to a payment for the product or service.
ii.	The customer has legal title to the product.
iii.	We have transferred physical possession of the product to the customer.
iv.	The customer has the risk and rewards of ownership of the product.
v.	The customer has accepted the product.

The Company sets the transaction price for each revenue stream and it is documented prior to beginning the performance obligation. For machines and shipping, the transaction price is approved on a signed quote. For aftermarket parts and shipping, the transaction price is approved by the customer in advance. For service, the transaction price is approved with the service technician in the field before repair work is completed. The Company does not offer prompt payment discounts, volume discounts, rebates, pricing, based on an index or market, pricing based on a formula, price protection and price matching, nor any other type of renumeration to customers. We combine a market assessment approach with an internal pricing strategy to allocate the transaction price to performance obligations. The Company does not offer trade-in rights nor residual value guarantees.

Revenue Recognition for Machines. The Company manufactures and sells PATH machines, AMPs, and used machines (“Machines”). Revenues from the machine sales are recognized with the selling price to the customer recorded as revenues and the acquisition cost of the product recorded as cost of revenues. We recognize revenue from these transactions when control has passed to the customer and the performance obligations have been satisfied. For PATH machines, the customer generally arranges the shipping and takes control at the time of shipping. (FOB Shipping). For AMPs and used machines we typically deliver the machines using our internal resources. For the Machines we deliver, control is considered to have passed to the customer when the customer accepts the machine at their location. In some instances, for machines, the Company offers a “preferred partner discount” (price concession) off the manufacturer’s suggested retail price (“MSRP”) price. The Company records revenue based on the manufacturer suggested retail price less the discount.

Revenue Recognition for Parts. The Company sells aftermarket and fabricated parts to support the growing population of Machines currently in operation world-wide. Revenues from the parts sales are recognized with the selling price to the customer recorded as revenues and the acquisition or fabricated cost of the product recorded as cost of revenues. We recognize revenue from these transactions when control has passed to the customer and the performance obligations have been satisfied. For parts, control is considered to have passed at the time of shipping (FOB Shipping) or at the time of delivery if used by the service technicians in performing the service activities (see below).

Revenue Recognition for Shipping. We are generally responsible shipping Machines (new and used) and parts sales. For machines (new and used), we can either deliver the machines using our employees or we contract with a third-party freight forwarder on behalf of our customers. We typically arrange the shipping of part sales usually via FedEx, UPS or depending on the size of the part, through a third-party freight forwarder. We recognize shipping revenue when control has passed to the customer and the performance obligations have been satisfied. Control is considered to have passed at the time the Machines or parts leave our facility (i.e., FOB Shipping), except for when we deliver the Machines. When we deliver the Machines, control is considered to have passed to the customer when the customer accepts the machine at their location.

Revenue Recognition for Service. The Company, through a team of trained technicians, provides services support the growing population of Machines. Revenues from service activities are recognized with the selling price to the customer recorded as revenues and the cost of the service (labor and/or parts) recorded as cost of revenues. We recognize revenue from these transactions when control has passed to the customer and the performance obligations have been satisfied. For service activities, control is considered to have passed at the time the technician has completed the contracted work.

Revenue Recognition for Software Subscriptions. Each of our precision automated turf harvester is accompanied with a software license. In addition to the software license, each AMP also requires an annual software subscription agreement which provides for annual software upgrades among other things. things. For the software license, Control is considered to have passed to the customer when the software license has been delivered and accepted by the customer and the performance obligations have been satisfied. The software license is included in the price of the precision automated turf harvester. The AMP software subscription revenues are billed in advance and revenue is recognized over the subscription period (generally 12 months). Control is considered to pass to the customer and the performance obligation is considered satisfied with the passage of time. Amounts collected in advance for software subscriptions are recorded as contract labilities in the balance sheet and recognized as revenue ratably over the contractual service period. Included in Accrued and other current liabilities is $285 thousand and $76 thousand as of September 30, 2025 and December 31, 2024, respectively. See Note 7 - Accrued and other current liabilities and other liabilities.

3.	INVENTORY

The following summarizes inventory as of (in thousands):

	September 30, 2025	December 31, 2024
Purchased and fabricated parts	$6,369	$6,252
Work in process	868	1,285
Completed machines	-	164
Used machines	710	865
Total inventory	$7,947	$8,566

4.	REVENUES

Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We recognize revenue at a point in time, except for the software subscription revenue, which is recognized over time, as the performance obligation is satisfied when a customer obtains control of the product upon title transfer and not as the machines or replacement parts are manufactured.

The following table provides information about disaggregated revenue based on the preceding categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Machines	$9,744	$6,336	$26,566	22,291
Parts	2,472	2,004	7,196	6,232
Shipping	439	390	1,328	1,355
Service	166	130	551	505
Software subscription	68	15	155	29
Other	-	-	2	5
Total revenues	$12,889	$8,875	$35,798	30,417

Our contract balances include deferred revenue and our liability for product warranty services. We do not have contract assets. We have not identified any material costs incurred associated with our revenue channels above which would meet the criteria to be capitalized; therefore, these costs are expensed as incurred.

The following table presents the contract liabilities recorded on the balance sheet as of (in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Limited product warranty liability	Accrued and other current liabilities	$507	424
Deferred revenue – software subscriptions	Accrued and other current liabilities	285	76

During the nine months ended September 30, 2025, and 2024, we recognized $19,960 thousand and $21,684 thousand, respectively, of revenue related to amounts that were previously included in deferred revenue (See Note 5 – Customer Deposits) at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

5.	CUSTOMER DEPOSITS

Customer deposits are advance payments from customers prior to manufacturing and shipping the machines. The prepayment amounts and timing vary depending on the product to be manufactured and delivery location. The amounts recognized during the year relate to machines that were invoiced for which a ten percent deposit was previously received. New deposits received during year (typically 10% of the quoted price) relate to machines prior to beginning manufacturing or shipping. Customer deposits are included in current liabilities until the balance is applied to an order at the time of invoicing. The following are the customer deposits as of (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$1,103	2,542
Less amounts recognized during the period	(19,960)	(30,010)
New deposits during the period	20,640	28,571
Total customer deposits	$1,783	$1,103

6.	NOTES PAYABLE

Notes payable consisted of borrowings for manufacturing equipment and delivery trucks and trailers. The following table summarizes the notes payable (in thousands):

	September 30, 2025	December 31, 2024
Note payable – US Bank	$264	$235
Note payable - Ford	432	374
Note payable - Other	142	120
	838	729
Less current portion	(332)	(302)
Long-term portion	$506	$427

7.	ACCRUED AND OTHER CURRENT LIABILITIES and OTHER LIABILITIES

Accrued and other current liabilities and other liabilities consisted of the following as of (in thousands):

	September 30, 2025	December 31, 2024
Employee retention credit (“ERC”) refund	$3,645	$3,645
Accrued payroll	751	444
Sales tax payable	792	876
Limited product warranty liability	507	424
Deferred initial public offering costs	700	-
Deferred software subscription fees	285	76
Other	485	527
	7,165	5,992
Less current portion	(3,508)	(2,352)
Total accrued and other current liabilities and other liabilities, net	$3,657	$3,640

8.	CONVERTIBLE DEBENTURES

From July 2019 through June 2025, the Company issued seven Secured Convertible Debentures (the “Debenture(s)”) to certain funds (the “Funds”) managed by ATW Partners (the “Holders”). The Debentures are secured (via certain security agreements) by security interests in certain property of the Company. Simultaneously with the execution of each Debenture, the Company issued Common Stock Purchase Warrants (the “Warrants”) with each Holder. See Note 9 – Common Stock Purchase Warrants.

Any outstanding principal is due at maturity. Interest is payable on the Debentures issued on July 17, 2019, April 20, 2020 and September 4, 2020 quarterly on January 1, April 1, July 1, and October 1. Interest is payable on the Debentures issued on January 13, 2022, January 19, 2023, July 25, 2024 and June 18, 2025, on the first day of each calendar month. The applicable interest may be paid in cash or may be accreted to the principal amount of each Debenture at the election of the Company prior to certain dates, or at the option of the respective Holder thereafter. The respective Holders have elected to allow the Company to accrete the applicable interest.

The fair value of each convertible debenture is comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in gain/loss from changes in fair value in the consolidated statements of operations. The Company elected the fair value option due its multiple conversions and redemption features required to be presented at fair value. The Company has also elected to not present interest expense separately from the changes in fair value of each convertible debenture measured at fair value.

Following is a summary of the change in fair value by debenture (in thousands):

Debenture Issue Date	July 17, 2019	April 20, 2020	September 4, 2020	January 13, 2022	January 19, 2023	July 25, 2024	June 18, 2025	TOTAL
Balance December 31, 2023	$23,275	$2,444	$2,196	$2,881	2,222	$-	$-	$33,018
Change in Fair Value	254	143	50	256	96	-	-	799
Balance March 31, 2024	$23,529	$2,587	$2,246	$3,137	$2,318	-	-	$33,817

Change in Fair Value	263	53	51	288	116	-	-	771
Balance June 30, 2024	$23,792	$2,640	$2,297	$3,425	$2,434	-	-	$34,588
Debenture Issuance	-	-	-	-	-	1,000	-	1,000
Change in Fair Value	436	(31)	61	58	87	95	-	706
Balance September 30, 2024	$24,228	$2,609	$2,358	$3,483	$2,521	$1,095	$-	$36,294

Balance December 31, 2024	$25,439	$2,740	$2,477	$3,671	$2,674	$1,175	$-	$38,176

Change in Fair Value	441	51	47	96	93	45	-	773
Balance March 31, 2025	$25,880	$2,791	$2,524	$3,767	$2,767	$1,220	-	$38,949
Debenture Issuance							1,000
Change in Fair Value	34	(16)	(20)	(130)	(133)	(51)	22	(294)
Balance June 31, 2025	$25,914	$2,775	$2,504	$3,637	$2,634	$1,169	$1,022	$39,655
Debenture Issuance
Change in Fair Value	849	83	74	64	39	16	14	1,139
Balance September 30, 2025	$26,763	$2,858	$2,578	$3,701	$2,673	$1,185	$1,036	$40,794

As of September 30, 2025 and December 31, 2024, the outstanding principal plus accreted interest due to the Holders was $16,989 thousand and $14,321 thousand, respectively.

Shares of Common Stock issuable upon conversion of Principal and Accreted Interest are as follows:

Debenture Issue Date	July 17, 2019	April 20, 2020	September 4, 2020	January 13, 2022	January 19, 2023	July 25, 2024	June 18, 2025	TOTAL
Balance December 31, 2023	3,637,393	402,027	365,479	337,440	387,623	-	-	5,129,962

Accreted Interest	128,800	14,236	12,942	11,949	14,718	-		182,645
Balance March 31, 2024	3,766,193	416,263	378,421	349,389	402,341	-	-	5,312,607
Accreted Interest	133,361	14,740	13,400	12,372	15,277	-	-	189,150
Balance June 30, 2024	3,899,554	431,003	391,821	361,761	417,618	-	-	5,501,757
Debenture issuance						179,617	-	179,617
Accreted Interest	141,514	15,641	14,219	13,133	16,254	5,132	-	205,893
Balance September 30, 2024	4,041,068	446,644	406,040	374,894	433,872	184,749	-	5,887,267

Balance December 31, 2024	4,187,704	462,851	420,774	388,502	450,757	191,933	-	6,102,521

Accreted Interest	148,147	16,374	14,886	13,744	17,098	7,281	-	217,530
Balance March 31, 2025	4,335,851	479,225	435,660	402,246	467,855	199,214	-	6,320,051
Debenture Issuance	-	-	-	-	-	-	179,617	179,617
Accreted Interest	155,119	17,145	15,586	14,390	17,947	7,643	898	228,728
Balance June 30, 2025	4,490,970	496,370	451,246	416,636	485,802	206,857	180,515	6,728,396
Accreted Interest	162,460	17,956	16,324	15,072	18,845	8,025	7,009	245,691
Balance September 30, 2025	4,653,430	514,326	467,570	431,708	504,647	214,882	187,524	6,974,087

Each Debenture is secured, by a security agreement, by the Company’s assets including cash, inventory, machinery, equipment, motor vehicles, furniture, tools, fixtures, all contract rights, software, goodwill, and all intellectual property and intangible assets.

The Debentures include customary covenants and events of default. In an event of default, including a breach of covenants, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages, and other amounts owed, will become, at the Holder’s election, immediately due and payable in cash. Such amount payable in an event of default would also include a premium on the outstanding principal amount. While the Company has not satisfied certain minimum cash flow covenants, the Holders of the Debentures have waived such covenants and agreed that no event of default has been triggered under the Debentures.

9.	COMMON STOCK PURCHASE WARRANTS

From July 2019 through June 2025, and in connection with the issuance of the Debentures, the Company also issued the Warrants to the Holders. See Note 8 – Convertible Debentures. The significant terms of each Warrant are summarized in the following table (in thousands except shares and conversion price):

The Company evaluated all common stock purchase warrants in accordance with the guidance provided under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”, and determined the appropriate classification as either equity or liability. The Company determined the common stock purchase warrants met the definition of a derivative and did not qualify for equity classification under ASC 815-40 and are therefore accounted for as liabilities, with changes in fair value recognized in the statement of operations each reporting period.

The fair value of each common stock purchase warrant is comprised of a single financial liability with changes in fair value recorded in gain/loss from changes in fair value in the consolidated statements of operations. The fair value of the common stock purchase warrants was determined using the Black-Scholes pricing model and observable market inputs including, risk free interest rates, historical and implied average volatility of a comparable companies publicly traded on recognized stock exchanges, and expected term and conversion probability assumptions.

The following table summarizes the assumptions used to fair value the common stock purchase warrants June 18, 2025:

Assumption
Term (years)	10
Volatility	30.8%
Risk free interest rate	4.29%
Dividend yield	-

Following is a summary of the change in fair value for each common stock purchase warrant (in thousands):

Common Stock Purchase Warrant Issue Date	July 17, 2019	April 20, 2020	September 4, 2020	January 13, 2022	January 19, 2023	July 25, 2024	June 18, 2025	TOTAL
Balance December 31, 2023	$8,995	$1,305	$1,008	$3,031	$2,057	$-	$-	$16,396
Change in Fair Value	5	(5)	2	-	(1)	-	-	1
Balance March 31, 2024	$9,000	$1,300	$1,010	$3,031	$2,056	-	-	$16,397
Change in Fair Value	(11)	(7)	(13)	-	-	-	-	(31)
Balance June 30, 2024	$8,989	$1,293	$997	$3,031	$2,056	-	-	$16,366
Warrant Issued at Fair Value						3,515	-	3,515
Change in Fair Value	47	(4)	(7)	31	21	11	-	99
Balance September 30, 2024	$9,036	$1,289	$990	$3,062	$2,077	$3,526	$-	$19,980

Balance December 31, 2024	$9,049	$1,298	$998	$3,063	$2,079	$3,526	$-	$20,013
Change in Fair Value	(36)	(14)	(12)	(1)	(1)	-	-	(64)
Balance March 31, 2025	$9,013	$1,284	$986	$3,062	$2,078	$3,526	$-	$19,949
Warrant Issued at Fair Value	-	-	-	-	-	-	1,048	1,048
Change in Fair Value	(25)	(8)	(7)	-	(1)	-	-	(41)
Balance June 30, 2025	$8,988	$1,276	$979	$3,062	$2,077	$3,526	$1,048	$20,956
Change in Fair Value	(21)	(8)	(9)	-	-	-	(1)	(39)
Balance September 30, 2025	$8,967	$1,268	$970	$3,062	$2,077	$3,526	$1,047	$20,917

If, at any time while the Warrant is outstanding, the Company sells common stock at an effective price per share that is lower than the Warrant’s contractual exercise price then the Warrants conversion price shall be reduced to equal the dilutive issuance price. This right to reprice means a down round price adjustment may occur in the warrants due to a modification of the exercise or conversion price of a different previously issued financial instrument. The Holders have waived such adjustments with respect to the Debentures, other Warrants, and other securities issued by the Company, such that no adjustments have been made to the Warrants pursuant to this provision. As of September 30, 2025, and 2024, we had outstanding warrants to purchase 4,162,565 and 3,980,704, respectively, shares of common stock at exercise prices ranging from $0.01 to $2.20 per share.

10.	CONVERTIBLE NOTES

In July and August 2025, the Company issued unsecured convertible promissory notes (the “Notes”) to individual investors with an aggregate principal amount of $320 thousand. The Notes bear interest at 15% per annum and mature two years from their respective issuance dates.

The Notes will automatically convert into shares of the Company’s common stock upon the closing of an underwritten public offering of common stock resulting in gross proceeds of at least $10,000,000. The conversion price will be the lesser of (i) $5.5674 per share or (ii) 90% of the initial public offering price per share. If a qualified offering has not occurred prior to maturity, the principal amount and all accrued but unpaid interest become due and payable in full. As of September 30, 2025, total accrued interest on the Notes was $5 thousand. As of September 30, 2025, the total principal and accrued interest could have been converted to 49,653 shares of common stock.

11.	STOCKHOLDERS’ DEFICIT

The Company has one class of common stock with 40 million shares authorized and 13,136,701 and 13,131,701 common stock shares outstanding as of September 30, 2025, and December 31, 2024, respectively. Holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Additionally, holders of common stock are entitled to receive dividends when and if declared by the Board, subject to any statutory or contractual restrictions on payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding shares of preferred stock. The Convertible Debentures restrict the declaration and payment of dividends so long as there is balance outstanding.

Upon dissolution, liquidation or the sale of all or substantially all of the Company’s assets, after payment in full of any amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of common stock will be entitled to receive the Company’s remaining assets for distribution on a pro rata basis.

During the nine months ended September 30, 2025, the Company did issue 5,000 common stock shares at a price of $2.94 per share (This issuance was a result of stock options being exercised). During the nine months ended September 30, 2024, the Company issued 196,153 common stock shares at price of $5.71 per share and 5,000 common stock shares at $5.77 per share.

12.	STOCK BASED COMPENSATION

On February 10, 2016, the Company’s stockholders approved the FireFly Automatix, Inc 2016 Stock Plan (“Plan”). The purpose of the Plan is to offer selected persons an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, by purchasing shares of the Company’s common stock. The Plan provides both for the direct award or sale of shares and for the grant of common stock options (“Options”) to purchase common shares to employees, directors and consultants (“Participants”). The Plan provides for the issuance of up to a maximum number of shares of common stock equal to 7,235,215.

Stock option awards granted under the Plan have a three-year vesting and ten-year expiration after issuance. Options issued under these plans generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the board directors generally vest one year after issuance. The Company estimates the fair value of the Options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation expense on a straight-line basis over the option vesting period.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by Participants who receive Option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. For the nine months ended September 30, 2025, the Company granted 375,087 in stock options at an exercise price of $5.77. For the nine months ended September 30, 2024, the Company granted 405,550 in stock options (359,550 options at an exercise price of $5.71 and 46,000 option at an exercise price of $5.77). The assumptions made for purposes of estimating fair value under the Black-Scholes model for the Options granted during the nine months ended September 30, were as follows:

	September 30, 2025	September 30, 2024
Expected term of option (years)	6.50	6.50
Risk free interest rate	4.01%	4.06%
Volatility	29.13% - 317.38%	22.62% – 133.11%

There was no expected dividend yield for the Options granted. As the Company’s stock is not actively traded, the Company derived the stock volatility based upon a weighted average volatility for six comparable companies whose stock is actively traded on an exchange, which represents the Company’s best estimate of expected volatility. The comparable companies operate in the specialty machinery and equipment, electric vehicles, and industrial and automation sectors.

Due to a lack of sufficient historical exercise data, the Company has elected to use the simplified method to estimate the expected life of the Options. Under this method, the expected life is calculated as the average of the vesting period and the contractual term of the option.

The following table reflects the Option activity for the nine months ended September 30, 2025 and 2024 (in thousands, except shares and price per share):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Options outstanding as of December 31, 2024	5,976,076	$3.26	4.94	$15,004
Granted	375,087	$5.77	-	-
Exercised	(5,000)	$2.94	-	-
Forfeited	(23,683)	$3.19	-	-
Options outstanding as of September 30, 2025	6,322,480	$3.40	4.34	$15,004
Options exercisable as of September 30, 2025	5,356,720	$2.97	3.52	$14,979
Options unvested as of September 30, 2025	965,760	$5.74	8.89	$25

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	5,276,824	$2.01	4.11	$14,619
Granted	478,278	$5.72	-	-
Exercised	-	$-	-	-
Forfeited	(3,850)	$5.71	-	-
Options outstanding as of September 30, 2024	5,751,252	$3.15	4.79	$15,087
Options exercisable as of September 30, 2024	4,944,253	$2.91	4.07	$15,045
Options unvested as of September 30, 2024	806,999	$5.72	9.20	$42

The weighted average grant-date fair value of the Options granted during the nine months ended September 30, 2025 and 2024 was $5.77 and $5.71 per share, respectively. There were no 5,000 and zero Options exercised in the nine months ended September 30, 2025, and 2024, respectively.

Compensation expense associated with Options was approximately $1,316 thousand and $989 thousand for the nine months ended September 30, 2025, and 2024, respectively.

13.	SEGMENTS

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated gross margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow gross margin and the allocation of budget between cost of revenues, sales and marketing, research and development, and general and administrative expenses.

The following table presents the Company’s net revenues disaggregated by geography with respect to the Company’s operating segment (in thousands);

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$11,064	$7,436	$32,222	$25,413
Australia	1,307	925	1,464	2,722
Canada	50	470	623	2,072
Brazil	2	-	4	-
Mexico	-	-	307	-
Europe	432	1	1,090	72
All other	34	43	88	138
Total revenues	$12,889	$8,875	$35,798	$30,417

14. COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to various contractual commitments and obligations in the normal course of business. As of September 30, 2025, the Company has no material pending legal proceedings, claims, or litigation that would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

At the time we accept a machine order from a customer, a cash deposit is required prior to beginning manufacturing. The deposit is generally ten percent of the contract price. When the machine is completed and invoiced, the deposit is applied to the invoice amount.

The Company must determine which of its customers are exempt from the Company charging sales tax because the customer is a reseller or self-assesses and direct pays to states and other jurisdictions on purchases the customer makes from the Company. These determinations contain estimates and are subject to judgment and interpretation by the Company and respective taxing authorities in various states and other jurisdictions, which could result in recognizing materially different amounts in future periods. Periodically, the Company is subject to individual state sales tax audits

The Company issues purchase orders for parts and materials at agreed upon prices from key vendors. The lead times for delivery can range from a few days to over a year. The purchase quantities could vary according to production demands at the Company’s discretion. These are not recorded as liabilities on the Company’s balance sheet until the purchased items are received.

15.	SUBSEQUENT EVENTS

We evaluate events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements.

Debenture Maturity Dates

In October 2025, the Holders of the Debentures extended the maturities to January 31, 2028, from January 31, 2027.

Debenture and Warrant Issued

In December 2025, we entered into a $1,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

In February 2026, we entered into a $2,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations with our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024, together with related notes thereto. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us”, the “Company” and “FireFly” refer to FireFly Automatix, Inc. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Company Overview

Since 2010, we have been passionate about becoming a leader in the turfgrass industry as a firm that designs, manufactures, sells and supports products that we believe have the potential to disrupt the turf harvesting, sports turf and golf markets through automation, robotics and both labor cost savings and energy efficiency. We have expanded our turfgrass expertise and have had success in Europe, Australia, the Asia Pacific region, and other international markets.

We are a growth-oriented technology company with internally developed proprietary software that is integrated with our patented mechatronic systems. We have embedded our technology into the design, development, and manufacturing of our PATH and our most current AEV robotic mowers, the AMP, including our AMP-L100 and AMP-X100 models. Our PATH machines are comprised of our ProSlab Harvester and R300 Roll Machine. Our AMPs come in two models: one with a 5-gang reel, the AMP-L100, and another with a 5-gang rotary mower, the AMP-X100.

We began emerging as an AgTech innovator in 2023 with the introduction of our AMP-L100, which we began marketing and selling in 2024. These industrial, self-driving, AEV robotic mowers represent our first solution specifically designed for the unique requirements of the golf course, sports field, government, real estate, and turfgrass mowing markets. We believe that our AMPs provide a unique mowing approach that is both environmentally sound and business friendly. Our AMPs have been adopted by a number of prominent country clubs and golf courses due to their precision mowing capabilities, regulatory compliance with emission standards, and significant labor cost savings. Our current turf farm customers are embracing our AMPs for the quality of cut and flexibility in mowing their farms during the nighttime hours. We believe that we have designed our AMPs to specifically target the demanding needs of our target mowing markets.

We are dedicated to being at the forefront of global AgTech innovations and determined to protect our position as a leading technology supplier to turfgrass producers worldwide, while also extending our impact into the mowing opportunities outlined above. We believe we have assembled a highly qualified team of engineers and software developers with extensive experience in the AgTech arena as well as complementary fields to support our business strategy. We plan to continue to strengthen our culture of innovation, quality, and excellent customer service.

We have made the deliberate choice to vertically integrate our design, development, and manufacturing systems with the goal of allowing us to rapidly design and develop disruptive products, significantly shortening the time to bring new products to market. Our AMPs provide a prime example of this advantage. All of our research and development into automating the PATH machines, particularly our servo electric motion control technology, was transferable to our AMPs. We believe that our engineering expertise, vertically integrated production capabilities, and track record with critical piece part and subcomponent manufacturing positions us to successfully serve our customers who rely on us to deliver technical design and scaled manufacturing for integrated systems. As of September 30, 2025, we had an estimated combined total of over 770 PATH machines, AMPs and M220 machines in service throughout the world.

Our machine offerings consist of:

●	PS155 C and PS160 Slab Harvesters. The PS155C is the basic slab harvester that we offer. The PS160 has electric conveyors (upper and pickup), which give very repeatable high speeds and smooth, accurate control. The PS160 also harvests grass 20% to 30% faster than the standard PS155C. Our electric systems reduce hydraulic oil temperature and improve fuel efficiency. The PS160 also comes with reconfigured gear ratios for higher transport speed and improved traction control when harvesting in slippery conditions.
●	R300 Harvester. The R300 Harvester stacks the turf on pallets in mini rolls. The R300 Harvester now has a single, powerful computer to run both the machine and operator interface. From chop to stack, the R300 Harvester’s systems are synchronized for the highest speeds and productivity. We believe that we have the only machine on the market that can pick up rolls from the accumulating conveyor while it is moving.
●	AMP-L100 and AMP-X100. We offer two models of our AMPs: a 5-gang reel, model AMP-L100, and a 5 gang rotary, model AMP-X100. Both models are fully autonomous, all electric, 100-inch robotic mowers. Our AMPs’ patented drive and steering system, which utilizes four induction motors, is synchronized with two independent steering motors to achieve a combination of traction and low impact to turf. Each wheel is commanded at precise velocity for any given input velocity and steering angle, providing consistent traction. The absence of a diesel engine and hydraulic pump allows the weight of the machine to be distributed for balance, responsive handling, and low turf impact.
●	Used machines. From time to time, we will take trade-ins from existing and/or new customers and resell the used machines. The trade-ins are typically used machines previously sold by us, or our competitors’ machines.

We purchase and fabricate parts for all of our machines, which are used both in our manufacturing process and in our service business.

Principal External Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors”.

●	Market acceptance. The growth of our business depends on our ability to gain broader acceptance of our current products by continuing to make users aware of the significant benefits of our products so as to generate increased demand and frequency of use, and thus increase our sales. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target markets, including international markets. Although we have increased the number of users of our PATH machines and AMPs and continue to grow our channels globally through established relationships and focused sales efforts, we cannot provide assurance that our efforts will continue to increase the demand for and use of our products.
●	Sales force size and effectiveness. The rate at which we grow our sales force and expansion channels and the speed at which newly hired salespeople and sales channels become effective can impact our revenue growth and our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization and channels by increasing the number of sales representatives and expanding our international programs to help facilitate further adoption of our products as well as broaden awareness of our products to new customers.

●	Product and geographic mix; timing. Our financial results, including our gross margins, may fluctuate from period to period based on the timing of orders, fluctuations in foreign currency exchange rates and the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold and the geographic mix of where products are sold. Our business is subject to some seasonality, as turf harvesters and golf courses primarily make equipment purchases in the spring. Given our international operations, periods of seasonality are, in some respects, offset between different temperate zones, including northern and southern hemispheres. In addition, in our experience, our country club and municipality customers typically establish operating budgets in the fourth quarter of each year, for the following year. As a result, purchases by such entities may be delayed until after such budgeting processes are completed.
●	Declining housing starts, high interest rates and high construction costs. Housing starts directly impact the demand for turf in the U.S. and other countries. The higher the mortgage interest rates and construction costs, the fewer new homes built, which may result in decreasing the demand for turf for yards and neighborhood parks.

Principal Components of Revenues, Costs and Expenses

Revenues

Our revenues come substantially from the sale of PATH machines, AMPs, and used machines through our direct-to-consumer sales force. We also recognize revenue from the sale of purchased and fabricated parts, the shipping of machines and parts, the service and repair of machines, and, to a lesser extent, software subscriptions.

Cost of Revenues

Cost of revenues consists primarily of costs that are directly related to the manufacture and delivery of our machines, cost of parts purchased and fabricated, including direct material, labor, manufacturing overhead, reserves for estimated warranty costs and charges to write-down the inventory carrying value when it exceeds the estimated net realizable value.

Operating Expense

Selling, General and Administrative

Sales and marketing expenses consist primarily of advertising, training events, brand building, product marketing activities and commissions. We expect sales and marketing costs will continue to increase as we expand our international selling and marketing activities, hire additional personnel, and build brand awareness through advertising and training.

General and administrative expenses consist primarily of professional fees paid for legal, accounting, auditing, and consulting services, bad debt, licenses and association dues, facilities (including rent and utilities) bank and credit card processing fees and other expenses related to general and administrative activities.

Service expenses consist primarily of salaries, wages and benefits for the service and support technicians, travel and shipping expenses.

Included in selling, general and administrative expenses are salaries, wages and benefits which are allocated to the various departments in which the employees work. Salaries, wages and benefits are expenses earned by our employees in the executive, information technology, finance and accounting, human resources, administrative functions and outside contractors. Also included in salaries, wages and benefits are employer payroll taxes, health, and dental and expenses.

We anticipate that our general and administrative expenses will continue to increase as we continue hiring to support our growth. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public registrant.

Research and Development

Included in research and development expense are salaries, wages and benefits for our engineers and software developers. Also included in research and development expense are expenses for travel, training, and software licenses used in the development of our products.

Other Expenses and Income

Interest Income

Interest income relates to interest earned on our savings deposit account.

Interest Expense

Interest expense consists of interest expenses associated with issuing notes payable and balances outstanding under our debt obligations.

Change in Fair Value of Convertible Debentures

We record our convertible debentures at fair value at the time of issuance. We recognize any changes in fair value in subsequent reporting periods through the statements of operations.

Change in Fair Value of the Common Stock Purchase Warrant Liability

We record our warrant liability at fair value at the time of issuance. We recognize any changes in fair value in subsequent reporting periods through the statements of operations.

Other Income

Other income relates to the gain on assets disposed of during the year and other miscellaneous income items that are not significant.

Results of Operations

Comparisons of Three Month ended September 30, 2025 and 2024

The following table sets forth certain condensed statements of operations data for the periods indicated with dollars expressed in thousands. In addition, we note that period-to-period variations may not be indicative of future performance.

	Three Months Ended September 30,		Variation
	2025	2024	$	%
Revenues, net	$12,889	$8,875	$4,014	45.23%
Cost of revenues	9,852	7,223	2,629	36.40%
Gross profit	3,037	1,652	1,385	83.84%
Selling, general and administrative	3,532	2,708	824	30.43%
Research and development	1,228	1,025	203	19.80%
Operating expenses	4,760	3,733	1,027	27.51%
Loss from operations	(1,723)	(2,081)	358	(17.20)%
Change in fair value of convertible debentures	(1,139)	(706)	(433)	61.33%
Change in fair value of the common stock purchase warrant liability	39	(3,615)	3,654	(101.08)%
Net loss	(2,871)	(6,444)	3,573	(55.45)%
Net loss income per common share	$(0.19)	$(0.46)	$0.27	(58.70)%

Revenues (in thousands, except number of machines sold)

	Three Months Ended September 30,
	2025	2024
Machines:
PATH machines	$6,718	$5,364
AMPs	2,728	841
Used	373	145
Parts	2,472	2,004
Shipping	439	390
Service	159	130
Other	-	1
	$12,889	$8,875

	Three Months Ended September 30,
	2025	2024
Number of Machines Sold:
PATH machines	18	15
AMPs	17	6
Used	2	4
	37	25

	Three Months Ended September 30,
	2025	2024
Average Sales Price:
PATH machines	$373	358
AMPs	160	140
Used	187	36

Our revenues were $12,889 for the three months ended September 30, 2025, compared to $8,875 for the three months ended September 30, 2024, an increase of $4,014 or 45.23%. The increase in revenues was due primarily to a $1,887 increase in AMP revenues, a 1,354 increase in PATH machine sales, a $468 increase in parts revenues, a $49 increase in shipping revenues and a $29 increase is service revenues offset by a $1 decrease in other revenues.

We believe that sales of our PATH machines are directly correlated with prevailing mortgage interest rates and the number of housing starts. Beginning in 2022 and continuing into 2023, the Federal Reserve increased interest rates in an effort to reduce inflation. These actions contributed to higher mortgage interest rates and a corresponding decline in housing starts. We believe that the decline in housing starts has negatively impacted the demand for our PATH machines. Despite selling fewer PATH machines, the Company has raised the PATH price machine resulting in a $15 increase in the PATH’s average sales price for the three months ending September 30, 2025.

Although the Federal Reserve reduced its benchmark interest rate beginning in September 2024 and continuing through September 2025, mortgage interest rates have remained elevated from previously low levels. Despite the decline in the benchmark interest rate, mortgage rates have remained relatively flat and elevated compared to levels prior to 2022. In addition, turf farmers have indicated their concern related to tariff, the government shutdown and the overall, unknown impact on the economy. As a result of this environment, we believe turf farms have delayed or cancelled purchases of our PATH machines. In 2023 and 2024, we sold 90 and 72 PATH machines, respectively. For the three months ended September 30, 2025 and 2024, we sold 18 and 15 PATH machines, respectively.

We began marketing and selling our AMP machines in early 2024 and hired additional AMP sales and support individuals in 2025 whose sole focus is marketing, selling, delivering and installing AMP machines. For the three months ended September 30, 2025 and 2024, we sold 17 and 6 AMPS, respectively. During the three months ended September 30, 2025, we hired two additional salespeople, who focus solely on the AMP sales. The additional focus on the AMP sales and increased demand, has resulted in an increases AMP’s average sales price $140 to $160 during the three months ending September 30, 2025.

Also, in April 2025, a supplier of motors for our AMP notified us of a potential 90-day delay in their delivery. This resulted in us shipping fewer AMPs than anticipated in the second quarter. The supplier was able to ship motors starting in August 2025. We are in the process of finalizing a long-term supply contract with a different motor manufacturer. However, we anticipate that some supply constraints for motors could likely continue through the remainder of 2025, which could potentially negatively affect our ability to continue scaling production and delivery of our AMPs. As a result, we currently do not expect to experience the historical growth in our revenue from AMP sales over the remainder of 2025.

Used machines are generally turf harvesters that we acquire through purchases on the open market or accept as trade-ins from customers, including previously sold PATH machines. Sales of used machines fluctuate based on the timing of trade-ins and subsequent resales. These machines are typically purchased by small to mid-sized turf farms that cannot afford new harvesters, as well as by turf farms seeking a lower-cost backup machine. For the three months ended September 30, 2025 and 2024, we sold 2 and 4 used machines, respectively.

Parts and services revenues increased during the three months ended September 30, 2025, primarily due an increase in our parts sales prices, to growth in the installed base of PATH machines and AMPs, as well as enhanced marketing efforts, including outbound calls to customers who own our machines to encourage parts purchases directly from us rather than through third-party sellers. In addition, higher retail sales prices for parts contributed to the increase. As of September 30, 2025, we estimate that more than 790 PATH machines, AMPs, and M220 machines combined were in service worldwide.

The increase in shipping revenue is due primarily to shipping more AMP and PATH machines during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. PATH and some AMP machines are generally shipped via third-party carriers from our manufacturing facility in Salt Lake City, Utah.

The increase in service revenue is due primarily to the increase in the number of machines in operation, and in the number of service technicians along with implementing and teaching our training school session, where customers attend our specialized training session to learn how to better operate and maintain their owned machines.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025, increased $2,629 or 36.40% to $9,852 from $7,223 for the three months ended September 30, 2024. The total increase was due primarily to:

i.	Machine costs increased $2,226, primarily due to:

a.	A $1,773 increase related to the manufacture and sale of 11 more AMP and 3 more PATH machines, combined with higher purchased and fabricated costs resulting from price increases ($103 in tariffs), $134 in inventory write down and higher internal fabrication costs.

b.	A $158 increase in rent and facility operating costs and related repairs and depreciation.

c.	A $215 increase in compensation and related benefits from the additional of manufacturing (fabrication and assembly) time to produce the increased number of AMP and PATH machines sold during the three months ending September 30, 2025 and an increase in the stock based compensation expense as a result of the stock options issued in July 2025.

d.	An $80 increase in warranty expense reflecting a larger number of AMP and PATH machines sold (we accrue the estimated future warranty expense) and overall total machines in operation worldwide.

ii.	Used equipment costs increased $110, primarily due differences in the models of used machines sold during the current period.

iii.	Parts costs increased $193, primarily due to the higher $468 in higher parts sales volume, and some supplier price increases, and higher fabrication labor costs for replacement parts.

iv.	Shipping and service costs increased $100, respectively, primarily reflecting more PATH and AMP machines sold and shipped during the period.

Operating Expenses

Our operating expenses were $4,760 for the three months ended September 30, 2025, compared to $3,733 for the three months ended September 30, 2024, an increase of $1,027 or 27.51%. The increase is in line with our strategic plan to grow and expand our product mix in order to be competitive with the AgTech and sports turf leaders and was due primarily to:

i.	Sales and marketing expenses increased $281, primarily due to a $282 increase in salaries, wages, and benefits resulting from the addition of sales associates and marketing support staff and an increase in the stock based compensation expense as a result of the stock options issued in July 2025, a $17 increase in conference and tradeshow costs, a $3 increase in advertising and media purchases, offset by a $5 decrease in travel expenses and a $16 decrease in other miscellaneous expenses such as postage, software subscription fees, office supplies among others.

ii.	General and administrative expenses increased $290, as a result of $448 increase in salaries, wages and benefits associated with hiring additional accounting and administrative and support personnel and an increase in the stock based compensation expense as a result of the stock options issued in July 2025, a $22 increase in miscellaneous office expenses such as office supplies, postage, and software subscription fees office, a $14 increase in corporate insurance, all offset by a $166 decrease in facility and maintenance costs, a $23 decrease in professional fees, and a $5 decrease in travel expense.

iii.	Service expenses increased $210, primarily due to $144 increase in salaries, wage and benefits including an increase in the stock based compensation expense as a result of the stock options issued in July 2025, a $48 increase in travel expenses, a $14 increase in office expenses such as voice and data communications expenses and a $4 increase in shipping costs from shipping parts from the main warehouse to the service technician’s location.

iv.	Research and development expenses increased $203 primarily due to $92 increase in salaries, wage and benefits including an increase in the stock based compensation expense as a result of the stock options issued in July 2025, $118 increase in purchased parts and materials to be used in development of AMP improvements, a $6 increase in facilities and maintenance expenses associated with the AMP testing field, a $7 increase in legal fees related to patent application and maintenance filings, offset by a $10 decrease in travel expenses, a $10 decrease in voice an data communication costs.

Interest Income

Our interest income was $9 for the three months ended September 30, 2025 compared to $5 for the three months ended September 30, 2024, an increase of $4 or 80.0%. The increase in interest income resulted from timing of deposits and higher average savings account balances in 2025.

Interest Expense

Our interest expense was $42 for the three months ended September 30, 2025, compared to $50 for the three months ended September 30, 2024, a decrease of $8, or 16.00%. The decrease was due to the timing of amortization of notes payable fees, notes payable repayments and certain notes maturing.

Change in Fair Value of Convertible Debentures

The change in fair value of convertible debentures was negative $1,139 for the three months ended September 30, 2025, compared to a negative $706 for the three months ended September 30, 2024, representing a decrease in expense of $433, or 61.33%. We record our convertible debentures at fair value upon issuance, with subsequent changes in fair value recognized in the statement of operations for each reporting period. The change in fair value for the three months ended September 30, 2025 primarily reflects updated valuations of all convertible debentures outstanding as of that date, incorporating current market conditions and revised assumptions. These fair value adjustments are non-cash in nature but may cause significant volatility in our reported results of operations.

Change in Fair Value of the Common Stock Purchase Warrant Liability

The change in fair value of the common stock purchase warrant liability was $39 for the three months ended September 30, 2025, compared to a negative $3,615 for the three months ended September 30, 2024, representing an increase of $3,654 or (101.08%. We record common stock purchase warrant liabilities at fair value upon issuance, with subsequent changes in fair value recognized in the statement of operations for each reporting period. The change in fair value for the three months ended September 30, 2025 primarily reflects updated valuations of all common stock purchase warrants outstanding as of that date, incorporating current market conditions and revised assumptions. These fair value adjustments are non-cash in nature but may cause significant volatility in our reported results of operations.

Other Income

Other income for the three months ended September 30, 2025 was zero, compared to $4 for the three months ended September 30, 2024, representing a decrease of $4 or 100.00%. The prior year amount primarily reflects miscellaneous income items that were not significant in nature.

Other Expense

Our other expense was $15 for the three months ended September 30, 2025 compared to $1 for the three months ended September 30, 2024, a change of $14 or 1,400.00%. The expense relates primarily to state franchise taxes and other miscellaneous adjustments.

Comparisons of Nine Months ended September 30, 2025 and 2024

The following table sets forth certain condensed statements of operations data for the periods indicated with dollars expressed in thousands. In addition, we note that period-to-period variations may not be indicative of future performance.

	Nine Months Ended September 30,		Variation
	2025	2024	$	%
Revenues, net	$35,798	$30,417	$5,381	17.69%
Cost of revenues	28,924	22,912	6,012	26.24%
Gross profit	6,874	7,505	(631)	(8.41)%
Selling, general and administrative	9,715	7,487	2,228	29.76%
Research and development	3,459	3,118	341	10.94%
Operating expenses	13,174	10,605	2,569	24.22%
Loss from operations	(6,300)	(3,100)	(3,200)	103.23%
Change in fair value of convertible debentures	(1,618)	(2,275)	657	(28.88)%
Change in fair value of the common stock purchase warrant liability	(904)	(3,584)	2,680	(74.78)%
Net loss	(8,954)	(9,151)	197	(2.15)%
Net loss income per common share	$(0.61)	$(0.68)	$0.07	(10.29)%

Revenues (in thousands, except number of machines sold)

	Nine Months Ended September 30,
	2025	2024
Machines:
PATH machines	$18,672	$18,918
AMPs	6,301	1,475
Used	1,748	1,926
Parts	7,141	6,140
Shipping	1,328	1,355
Service	548	503
Other	60	100
	$35,798	30,417

	Nine Months Ended September 30,
	2025	2024
Number of Machines Sold:
PATH machines	50	55
AMPs	42	10
Used	16	21
	108	86

	Nine Months Ended September 30,
	2025	2024
Average Sales Price:
PATH machines	$373	344
AMPs	150	148
Used	109	92

Our revenues were $35,798 for the nine months ended September 30, 2025, compared to $30,417 for the nine months ended September 30, 2024, an increase of $5,381 or 17.69%. The increase in revenues was due primarily to a $4,826 increase in AMP revenues, a $1,001 increase in parts revenues, a $45 increase in service revenues offset by a $247 decrease in PATH machine sales, a $178 decrease in used equipment sales and a $66 decrease in shipping and other revenues.

We believe that sales of our PATH machines are directly correlated with prevailing mortgage interest rates and the number of housing starts. Beginning in 2022 and continuing into 2023, the Federal Reserve increased interest rates in an effort to reduce inflation. These actions contributed to higher mortgage interest rates and a corresponding decline in housing starts. We believe that the decline in housing starts adversely impacted demand for our PATH machines.

Although the Federal Reserve reduced its benchmark interest rate beginning in September 2024 and continuing through December 2024, mortgage interest rates remain elevated from previously low levels. Mortgage rates have remained relatively flat and elevated compared to levels prior to 2022. In addition, turf farmers have indicated their concern related to tariffs and the overall, unknown impact on the economy. As a result of this environment, we believe turf farms have delayed or canceled purchases of our PATH machines. In 2023 and 2024, we sold 90 and 72 PATH machines, respectively. For the nine months ended September 30, 2025 and 2024, we sold 50 and 55 PATH machines, respectively.

We began marketing and selling our AMP machines in early 2024 and hired additional AMP sales and support individuals in 2025 whose sole focus is marketing, selling, delivering and installing AMP machines. For the nine months ended September 30, 2025 and 2024, we sold 42 and 10 AMPs, respectively. In April 2025, a supplier of motors for our AMP notified us of a potential 90-day delay in their delivery. This resulted in us shipping fewer AMPs than anticipated in the second quarter. The supplier was able to ship motors starting in August 2025. We are in the process of finalizing a long-term supply contract with a different motor manufacturer. However, we anticipate that some supply constraints for motors could continue through the remainder of 2025, which could potentially negatively affect our ability to continue scaling production and delivery of our AMPs. As a result, we currently do not expect to experience the historical growth in our revenue from AMP sales over the remainder of 2025.

Used machines are generally turf harvesters that we acquire through purchases on the open market or accept as trade-ins from customers, including previously sold PATH machines. Sales of used machines fluctuate based on the timing of trade-ins and subsequent resales. These machines are typically purchased by small to mid-sized turf farms that cannot afford new harvesters, as well as by turf farms seeking a lower-cost backup machine. For the nine months ended September 30, 2025 and 2024, we sold 16 and 21 used machines, respectively.

Parts and services revenues increased during the nine months ended September 30, 2025, primarily due to growth in the installed base of PATH machines and AMPs, as well as enhanced marketing efforts, including outbound calls to customers who own our machines to encourage parts purchases directly from us rather than through third-party sellers. In addition, higher retail sales prices for parts contributed to the increase. As of September 30, 2025, we estimate that more than 790 PATH machines, AMPs, and M220 machines combined were in service worldwide.

The decrease in shipping revenue is due primarily to shipping eight fewer PATH machines during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. PATH machines are generally shipped via third-party carriers from our manufacturing facility in Salt Lake City, Utah.

The increase in service revenue is due primarily to the increase in the number of machines in operation, and in the number of service technicians along with implementing and teaching our training school session, where customers attend our specialized training session to learn how to better operate and maintain their owned machines.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025, increased $6,012 or 26.24% to $28,924 from $22,912 for the nine months ended September 30, 2024. The total increase was due primarily to:

i.	Machine costs increased $5,558, primarily due to:

a.	A $4,505 increase related to the manufacture and sale of 32 more AMPs, combined with higher purchased and fabricated parts costs resulting from supplier price increases (including $153 in tariffs) and higher internal fabrication labor costs.

b.	A $240 increase in rent and facility operating costs and related repairs and depreciation.

c.	A $606 increase in compensation and related benefits from the addition of manufacturing employees to support the AMP production line.

d.	A $207 increase in warranty expense, reflecting a larger number of AMPs sold and overall total machines in operation worldwide.

ii.	Used equipment costs decreased $44, primarily due to selling five fewer used machines and differences in the models of used machines sold.

iii.	Parts costs increased $553, primarily due to higher parts sales volume ($1,001), supplier price increases, and higher fabrication labor costs for replacement parts.

iv.	Shipping and service costs decreased $51 and $4 respectively, primarily reflecting fewer PATH machines shipped during the period.

Operating Expenses

Our operating expenses were $13,174 for the nine months ended September 30, 2025, compared to $10,605 for the nine months ended September 30, 2024, an increase of $2,569 or 24.22%. The increase is in line with our strategic plan to grow and expand our product mix in order to be competitive with the AgTech and sports turf leaders and was due primarily to:

i.	Sales and marketing expenses increased $657, primarily due to a $485 increase in salaries, wages, and benefits resulting from the addition of sales associates and sales and marketing support staff, a $49 increase in travel expenses related to AMP demonstrations across the United States and attendance at trade show conferences, an $84 increase in trade show registration fees and a $39 increase in other miscellaneous expenses such as postage, software subscription fees, office supplies among others.

ii.	General and administrative expenses increased $1,243, reflecting a $713 increase in salaries, wages, and benefits associated with hiring additional accounting and administrative personnel, a $381 increase in professional fees primarily related to annual audit costs (preparing us to take advantage of a potential financing transaction in the public markets), a $32 increase in corporate insurance, a $117 increase in depreciation and amortization and a $20 decrease in travel and miscellaneous office expenses.

iii.	Service expenses increased $328, primarily due to a $180 increase in salaries, wages, and benefits related to hiring additional service technicians to support AMP machines, a $138 increase in travel expenses related to the service technicians traveling to customer locations, and a $10 increase in miscellaneous service expenses, including office supplies, vehicle repair and maintenance, and shipping.

iv.	Research and development expenses increased $341, primarily due to a $138 increase in AMP mower parts used in developing and testing upgrades to the AMP, a $109 increase in salaries, wages, and benefits due primarily to increased labor to support the AMP roll out, a $47 increase in project costs, a $57 increase in software support, a $37 increase in professional fees related primarily to patent maintenance, and a $47 decrease in travel and other miscellaneous office expenses.

Interest Income

Our interest income was $27 for the nine months ended September 30, 2025 compared to $20 for the nine months ended September 30, 2024, an increase of $7 or 35.0%. The increase in interest income resulted from timing of deposits and higher average savings account balances in 2025.

Interest Expense

Our interest expense was $90 for the nine months ended September 30, 2025, compared to $171 for the nine months ended September 30, 2024, a decrease of $81, or 47.37%. The decrease was due to the timing of amortization of notes payable fees, notes payable repayments and certain notes maturing.

Change in Fair Value of Convertible Debentures

The change in fair value of convertible debentures was negative $1,618 for the nine months ended September 30, 2025, compared to negative $2,275 for the nine months ended September 30, 2024, representing a decrease in expense of $657, or (28.88%). We record our convertible debentures at fair value upon issuance, with subsequent changes in fair value recognized in the statement of operations for each reporting period. The change in fair value for the nine months ended September 30, 2025 primarily reflects updated valuations of all convertible debentures outstanding as of that date, incorporating current market conditions and revised assumptions. These fair value adjustments are non-cash in nature but may cause significant volatility in our reported results of operations.

Change in Fair Value of the Common Stock Purchase Warrant Liability

The change in fair value of the common stock purchase warrant liability was negative $904 for the nine months ended September 30, 2025, compared to negative $3,584 for the nine months ended September 30, 2024, representing a decrease of $2,680 or 74.78%. We record common stock purchase warrant liabilities at fair value upon issuance, with subsequent changes in fair value recognized in the statement of operations for each reporting period. The change in fair value for the nine months ended September 30, 2025 primarily reflects updated valuations of all common stock purchase warrants outstanding as of that date, incorporating current market conditions and revised assumptions. These fair value adjustments are non-cash in nature but may cause significant volatility in our reported results of operations.

Other Income

Other income for the nine months ended September 30, 2025 was $16, compared to $4 for the nine months ended September 30, 2024, representing an increase of $12 or 300.00%. The current year amount primarily reflects miscellaneous income items that were not significant in nature.

Other Expense

Our other expense was $85 for the nine months ended September 30, 2025 compared to $45 for the nine months ended September 30, 2024, a change of $40 or 89.89%. The expense relates primarily to state franchise taxes and other miscellaneous adjustments.

Liquidity and Capital Resources

Historically, we funded our operations through the reinvestment of free cash flows generated from our business operations, issuance of common stock to private friend and family investors, borrowings from term loans, and issuance of convertible debentures.

As of September 30, 2025, we had $2,421 in cash and $2 in current working capital (representing total current assets minus total current liabilities), respectively compared to $2,587 in cash and restricted cash and $3,602 in current working capital as of December 31, 2024. As of December 31, 2024, restricted cash represents a $300 irrevocable standby letter in favor of a bank that was financing a machine purchase for one of our customers. The standby letter of credit was released in March 2025.

In July 2024, we entered into a $1,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. The convertible debenture provides for an additional $1,000 borrowing at our option and based on certain requirements. In June 2025, we borrowed the additional $1,000 under such debenture. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock. The additional $1,000 borrowed in June 2025 will mature on January 31, 2028. Each of these convertible debentures will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

In July 2025, we issued an unsecured convertible note to an investor in the principal amount of $100. The convertible note has a term of two years and bears interest at a rate of 15% per annum. The note will automatically convert into shares of common stock upon the closing of an underwritten public offering of common stock that raises at least $10,000 of gross proceeds, at a conversion price equal to the lesser of (i) $5.5674 per share or (ii) 90% of the initial public offering price per share. The principal and accrued interest on the convertible note are due at maturity.

In August 2025, we issued four unsecured convertible notes to three investors in the aggregate principal amount of $220. Each convertible note has a term of two years and bears interest at a rate of 15% per annum. The notes will automatically convert into shares of common stock upon the closing of an underwritten public offering of common stock that raises at least $10,000 of gross proceeds, at a conversion price equal to the lesser of (i) $5.5674 per share or (ii) 90% of the initial public offering price per share. The principal and accrued interest on the convertible notes are due at maturity.

Our outstanding convertible debentures include customary covenants and events of default, including, but not limited, a covenant to maintain minimum operating cash flow of at least negative $650 during any three consecutive months. Historically, we have not been able to comply with such minimum cash flow covenants and may not be able to comply in the future. Additionally without the holders’ approval, we previously amended and restated our Certificate of Incorporation to increase the number of authorized shares of common stock and amended our 2016 Stock Plan to increase the number of shares available for future grant from 5,000,000 to 7,235,215. While the holders waived such breaches, including our noncompliance with the minimum operating cash flow covenant, in March 2025, there can be no guarantee that the holders will continue to provide such waivers if we continue to fail to meet such minimum cash flow covenants, or other covenants under the Debentures. If we are in default under the Debentures and the holders declare the outstanding balances immediately due and payable, we may not have sufficient funds to satisfy such obligations and may need to seek additional waivers or pursue a reorganization proceeding under applicable bankruptcy or insolvency laws. In the event we need to seek additional waivers, the holders of the Debentures may require us to provide consideration for such waivers, including, but not limited to, issuing additional warrants or amending the terms of the Debentures to be more favorable to the holders. As a result of the waivers received, we were in compliance with the covenants under our Debentures as of September 30, 2025.

In December 2025, we entered into a $1,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

In February 2026, we entered into a $2,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

Cash Flows

Comparisons of Nine Months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	(1,279)	(2,560)
Investing activities	(354)	(221)
Financing activities	1,467	1,479
	$(166)	$(1,302)

ITEM 3. QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURRES

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) an ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, as well as the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities; (b) ineffective controls for information systems supporting our key financial reporting processes and (c) ineffective process-level controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company. Please see the section titled “Risk Factors -We have identified material weaknesses in our internal control over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our common stock.” for additional information.

Remediation Plans

We have taken and will continue to take action to remediate these material weaknesses, including:

●	The hiring and planned continued hiring of additional accounting staff with public company experience. In July 2024 Lindsay C. Jones, CPA, was hired as our Chief Financial Officer. Please refer to Mr. Jones’ professional biography contained in the management section in this prospectus. In January 2025, we hired a corporate controller with an extensive public company background responsible for all financial reporting.

●	Implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts, and

●	The planned hiring of a third-party business consulting firm to assist in the design and implementation of controls and remediation of control gaps.

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their effectiveness. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We are a growth-stage company and have a limited operating history at the current scale of our business, which makes it difficult to evaluate our current business and future prospects.

We began operations in 2010 and incorporated as a Delaware corporation in 2015, and we have a limited operating history at the current scale of our business. Our business plan is still in development, and we likely do not recognize all of the challenges that may emerge and affect our proposed business. We have encountered, and will likely continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we continue to grow our business, and attracting and retaining customers. You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We may not be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to maintain our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.

We have a history of net losses. If we do not achieve profitability, our business, financial condition and operating results will be adversely affected.

We have experienced net losses each year since we began operations in 2010, including a net loss of approximately $13.5 million for the year ended December 31, 2024. We had a net loss of approximately $9.0 million for the nine months ended September 30, 2025. We had an accumulated deficit of $76.4 million and a total stockholders’ deficit of $55.7 million as of December 31, 2024. We had an accumulated deficit of $85.4 million and a total stockholders’ deficit of $63.4 million as of September 30, 2025. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest in our machines and technologies, acquire new customers, expand our business and operations domestically and internationally, hire additional employees, develop and enhance our machines and related parts and service offerings, expand our marketing and sales operations, and enhance our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the operating and capital expenditures associated with our business, we may not achieve profitability in the foreseeable future and cannot assure you that we will ever be able to achieve profitability.

There is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2023 and 2024 consolidated financial statements, included in this prospectus, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. If are unable to generate cash from operations or raise capital in equity or debt financings as needed, our business will be adversely affected.

In addition, under our outstanding Debentures, our failure to maintain certain minimum cash flow amounts would constitute an event of default thereunder, which would give the holders of the Debentures the right to declare the outstanding balances immediately due and payable. We have not complied with such minimum cash flow amounts in prior periods, but the holders of the Debentures have agreed to waive such non-compliance and, as such, we are not currently in default under the Debentures. However, there can be no guarantee that we will be able maintain compliance with other covenants under the Debentures, or that the holders will continue to waive our non-compliance with the minimum cash flow covenants. If we are in default under the Debentures and the holders declare the outstanding balances immediately due and payable, we may not have sufficient funds to satisfy such obligations and may need to pursue a reorganization proceeding under applicable bankruptcy or insolvency laws.

Our business plans require a significant amount of capital, which will require us to sell additional equity securities or incur additional indebtedness that will dilute our stockholders or introduce covenants that may restrict our operations.

Our capital expenditures will continue to be significant in the foreseeable future as we expand our business. The fact that we have a limited operating history at our current scale means we have limited historical data on the demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect that we will need to seek equity or debt financing in both the near- and long-term to finance a portion of our capital expenditures.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned operations or substantially change our strategy. As a result, we may not be able to obtain any funding, and we may not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons may require us to sell additional equity or debt securities. The sale of additional equity or convertible securities would dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and covenants that potentially restrict our operations.

If we cannot raise additional funds, our business, prospects, financial condition, results of operations, and cash flows will be materially and adversely affected.

Our long-term results depend upon our ability to successfully introduce and market new products, including the AMP-L100 and the AMP-X100, which may expose us to new and increased challenges and risks.

Our growth strategy depends, in part, on our ability to successfully introduce and market new products, such as the AMP-L100 and the AMP-X100. If we experience significant future growth, we may be required not only to make additional investments in hiring additional workforce to support our manufacturing capacity, but also to expand our infrastructure.

As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products in the future. For example, we recently experienced delays in receiving motors used in our AMPs from our sole supplier of such motors. Such delays have limited our ability to effectively scale up our production and shipment of AMPs, and we expect that these delays will continue through the remainder of 2025. While we are in the process of working with alternate supply relationships for these motors, we may be unable to engage alternative suppliers in a timely manner or at all, which may further limit the manufacture and shipment of our AMPs.

In addition, consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing. In addition, the time that it takes for us to recover our investment in a new product depends on our customer acquisition costs, customer retention rates, and a variety of factors. Because of the lengthy period required to recoup our investment, unexpected developments beyond our control could occur that result in customers ceasing or significantly curtailing purchases of our products before we generate any meaningful revenue therefrom. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new product or achieve any level of profitability from such product.

If we are unable to successfully introduce, integrate, and market new products, including the AMP-L100 and the AMP-X100, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We rely on a limited number of suppliers for critical product components.

We depend on a limited number of suppliers for certain components and materials used in manufacturing some of our machines, including some single-source suppliers, for which no immediately available alternative supplier exists. This reliance has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and challenges in producing our products with the required quality and quantities. For example, in April 2025, our supplier of motors used in the reels of our AMPs experienced delays in manufacturing and shipping motors to us. As a result, the production and shipment of AMPs for some orders were delayed, which also delayed our recognition of the related revenue. While we are in the process of working with alternate supply relationships for these motors, we may be unable to engage alternative suppliers in a timely manner or at all. This delay and future disruptions in our supply chain could adversely affect our business and results of operations, including our ability to effectively scale up production and shipment of our AMPs. We may be unable to identify and engage alternate suppliers in the short term, or at all, at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays.

In addition, when industry supply is constrained or the supply chain is disrupted, our suppliers may allocate volumes away from us and to their other customers, which may include our competitors. As a result, our business, operating results, financial condition and cash flows may be adversely affected.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell (or lease) our products successfully.

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, expanding facilities, and expanding administrative infrastructure, systems, and processes. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

●	attracting and hiring skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future;
●	managing a larger organization with a great number of employees in different divisions and geographies;
●	training and integrating new employees into our operations to meet the growing demands of our business;
●	controlling expenses and investments in anticipation of expanded operations;
●	establishing or expanding manufacturing, sales and service facilities;
●	managing regulatory requirements and permits, labor issues and controlling costs in connection with the construction of additional facilities or the expansion of existing facilities;
●	enhancing administrative infrastructure, systems and processes; and
●	addressing any new markets and potentially unforeseen challenges as they arise.

Furthermore, we have limited experience to date in high volume manufacturing of our products and we cannot assure that we will be able to develop efficient, low-cost manufacturing capabilities and processes, and reliable sources of supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our products as our operations expand. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may not be successful in entering into distributor relationships or other commercial partnerships, which could adversely affect our operating results and our ability to compete in our industry.

From time to time we may seek to enter into relationships with distributors or other commercial partners. However, there can be no guarantee that we will be able to enter into such relationships on terms favorable to us, or at all. If we are unable to expand our distribution and sales networks, we may be unable to compete effectively with larger competitors who have greater brand recognition and sales networks than we do and our business may be adversely affected. In addition, even if we do enter into such relationships, we may not experience expanded sales or the terms of such relationships may result in significantly lower margins to us on sales of our products.

Our business and operating results are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.

We experience moderate seasonal fluctuations in our sales and operating results. Our financial results, including our gross margins, may fluctuate from period to period based on the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold and the geographic mix of where products are sold. Our sales are subject to some seasonality, as turf harvesters and golf courses primarily make equipment purchases in the spring. In addition, in our experience, our country club and municipality customers typically establish operating budgets in the fourth quarter of each year, to determine capital expenditure budgets for the following year. As a result, purchases by such entities may be delayed until after such budgeting processes are completed.

If, for any reason, we miscalculate the demand for our products or our product mix leading up to seasonal purchases, our sales in such periods could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to this seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

Adverse changes in the new housing market, including due to increased interest rates, could adversely affect demand for our PATH machines.

Rising interest rates could adversely affect the home construction market, which may result in reduced demand for turf for yards and neighborhood parks. As demand for turf falls, demand for our PATH machines may be adversely affected. For example, we have recently experienced a decline in demand for our PATH machines. We believe that such decline is due to reduced housing starts and higher interest rates.

Housing development projects are subject to various external factors beyond our control, such as changes in local zoning laws, delays in permitting, fluctuations in construction costs, interest rate volatility, and shifts in market demand for commercial and residential properties. These risks are exacerbated by the cyclical nature of the real estate market, where downturns in the economy or disruptions in the credit markets may result in reduced project feasibility, lower occupancy rates, or diminished property values. Downturns in housing development could also affect development of other properties that require turf, such as municipal parks.

Our operations and financial results may be affected by competitive conditions.

The market for our products is highly competitive and rapidly evolving. Most of our competitors have working versions of various types of harvesting and mowing machines, and some are in the process of introducing automated mowers. Our success depends both on our ability to manufacture and support our harvesters and mowers and to continue to improve our product offerings to ensure they are superior to our competitors’ machines. Refinements and improvements to the product line may have technical failures, their production may be delayed, they may have higher production costs than originally expected or they may not be accepted by our customers. If we are not able to anticipate, identify, develop, and market products that respond to changes in customer preferences, demand for our products may be reduced and our operating results would be adversely affected.

Additionally, existing competitors may introduce similar technologies into the market prior to our ability to produce sufficient machines to meet customer demand or may secure patent protection of technology we rely upon in the development of our products. Even though we may be first to market with some products, competitors may attempt to copy our products or utilize our technology to develop superior machines, and there is no guarantee we can effectively defend against such acts.

Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us and decrease our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of factors could impact our ability to compete, including:

●	changes in technology and pricing offered by us or our competitors;
●	the ability to adapt to new technologies and changes in requirements of our customers;
●	customer acquisition and retention costs; and
●	industry consolidation and the number and rate of new entrants.

We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of September 30, 2025, we had outstanding convertible debenture indebtedness in the aggregate principal amount and accrued interest of approximately $17.0 million maturing on January 31, 2028. This level of indebtedness could:

●	require us to dedicate a substantial portion of funds to the payment of principal and interest on our indebtedness, thereby reducing the amount of funds to be used for working capital, acquisitions, product development, capital expenditures and other general corporate purposes;
●	limit our ability to obtain additional financing for working capital, acquisitions, product development, capital expenditures, debt service requirements and other general corporate purposes;
●	limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
●	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations; and
●	place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of our level of indebtedness could have a material adverse effect on us.

We may not succeed in maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our products and our business, prospects, financial condition, results of operations, and cash flows.

Our business and prospects heavily depend on our ability to develop, maintain, and strengthen our brand. If we are not able to maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain, and strengthen our brand will depend heavily on our ability to provide high quality products and technology and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The AgTech industry is intensely competitive, and we may not be successful in building, maintaining, and strengthening our brand. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in our brand. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We rely on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components. These manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters.

In addition, our operations and production may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflicts, other physical security threats, cyberattacks, or other catastrophic events. If any such events were to occur, our operations and production could be impacted and our customers may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and customer data in a timely manner to restart or provide our services, which may adversely affect our financial results. Furthermore, the majority of our employees are based in our headquarters located in Salt Lake City, Utah. If there is a catastrophic failure involving our manufacturing operations or major disruptive event affecting our headquarters or the Salt Lake area in general, we may be unable to operate our business.

We cannot guarantee that any of these events will not occur in the future, or that we will be able to address such events without damage or delay. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise our information as well as information of our employees, customers, and/or suppliers, exposing us to liability that could cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements.

Additionally, we collect and store confidential data, including intellectual property, proprietary business information, and the proprietary business information of our customers and suppliers, as well as personal data of our customers and employees in data centers, which are often owned by third parties and maintained on their information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, are critical to our business operations and strategy.

We have processes and procedures in place designed to enable us to recover from a disaster or catastrophe and continue business operations and have tested this capability under controlled circumstances. However, though we believe we maintain cybersecurity and data privacy programs sufficient for our current operations and will expand such programs as our operations grow, as an early-stage company, we have not made significant investments in such programs to date. Further, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and end users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which would adversely affect our business and financial results.

Despite security measures, including exercises, tests, incident simulations, and system assessments designed to discover and address potential vulnerabilities, our information technology networks and infrastructure have been and may be vulnerable to intrusion, damage, disruptions, or shutdowns due to attacks by cyber criminals, employees’, or suppliers’ error or malfeasance, supply chain compromise, disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, ransomware or other malware, telecommunication or utility failures, terrorist acts, natural disasters, or other events. Although we have not suffered any significant cyber incidents that resulted in material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors. The occurrence of any significant event could compromise our networks, and the information stored there could be accessed, obtained, publicly disclosed, lost, altered, misused, or stolen. Any such access, acquisition, disclosure, alteration, misuse, or other loss of information could result in legal claims or proceedings, government investigations, liability or regulatory penalties, disruption or shut down of our operations, disruption or shut down of our customers’ operations, and damage to our reputation, which could adversely affect our business, results of operations, and financial condition. Furthermore, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to enhance information security.

Our products rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our products rely on software and hardware that is highly technical and complex and may require modification and updates over the life of the products. In addition, our products depend on the ability of such software and hardware to store, retrieve, process and manage data. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects may be inherently difficult to detect and may only be discovered after the code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our products effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

Additionally, malicious threat actors may attempt to gain unauthorized access to our products in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, interfere with the products’ operations, or gain access to data stored in or generated by the products or to systems to which they connect. In addition, reports of unauthorized access to our products, systems, and data, regardless of their reliability, may result in the perception that the products, systems, or data are vulnerable to malicious or unauthorized modifications. Any unauthorized access to or control of our products or systems, any loss of data, or any perception that products, systems, or data are vulnerable could result in loss of sales based on customers’ loss of confidence in our products, legal claims or proceedings against us, government investigation, liability, or regulatory penalties, which could adversely affect our business, results of operations, and financial condition.

Additionally, if we deploy updates to our software, whether to address issues, deliver new features or make desired modifications, and our over-the-air update procedures fail to properly update the software or otherwise result in unintended consequences to the software, the software within our customers’ products will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Technical or regulatory limitations may impact our ability to effectively implement automation solutions.

We utilize our internally developed automation software, digital tools, applications, and analytics in our AMPs to enable our autonomous mower technology. We also occasionally use generative artificial intelligence to assist in the development of these tools, primarily to review and troubleshoot code used in our technology.

While we believe the use of these emerging technologies can present significant benefits, it also creates risks and challenges. Data sourcing, technology, integration and process issues, programmed bias in decision-making algorithms, concerns over intellectual property, security concerns, and the protection of privacy could impair the adoption and acceptance of autonomous machine solutions.

Furthermore, any confidential information that we input into a third-party generative artificial intelligence platform could be leaked or disclosed to others, including sensitive information that is used to train the third parties’ model. Additionally, if the data used to train the solution or the content, analyses, or recommendations that the machine learning and intelligence applications assist in producing is inaccurate, incomplete, biased or questionable, the software and tools we develop with the assistance of such technology may also be flawed. Flaws in our software could adversely affect our brand and reputation and may subject us to legal liability claims.

While we do not currently anticipate developing our own or integrating existing artificial intelligence platforms for use in our automation technology, we may, in the future, determine that such technology is needed in order to compete effectively in the evolving AgTech industry. The development of our own artificial intelligence applications, if any, may require additional investment in the development of proprietary systems, models, or datasets, which are often complex, may be costly and could impact the results of our operations. Developing, testing, and deploying these technologies may also increase the cost profile of our products due to the level of investment needed to enable such initiatives. The sale of these technologies, or their use by us or by our customers in our products, may also subject us to additional risks, including reputational harm, competitive harm or legal liabilities, due to their perceived or actual impact on privacy, intellectual property, or other contexts.

We could be impacted by changes to or reallocation of radio frequency (RF) bands which could disrupt or degrade the reliability of our high precision augmented Global Positioning System (GPS) or other RF technology, which could impair our ability to develop and market GPS-based technology solutions, as well as significantly reduce our customers’ profitability.

Our current and planned autonomous mower technology depends upon the use of RF signals. These signals include, but are not limited to, GPS signals, other GPS-like satellite signals, augmented GPS services, cellular networks and other RF technologies that link equipment, operations, owners, dealers, and technicians. These radio services depend on frequency allocations governed by international and national government agencies. Any international or national reallocation of frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications concerning the regulation of frequency bands, could significantly disrupt or degrade the utility and reliability of our GPS-based products, which could negatively affect our ability to develop and market GPS-based technology solutions.

In addition, disruptions with GPS signals or the failure of telecommunications network operators to supply the bandwidth we need to support our products could interfere with the speed, availability, and usability of our equipment and services. If these GPS signals or RF signals become unavailable, our customers could be unable to use their equipment indefinitely. For our customers, this could result in lower turf crop yields, decreased operational efficiency, and higher equipment maintenance and wage costs. These cost increases could significantly reduce customers’ profitability, sustainability, and demand for our products. As a result, our sales and revenue could significantly decrease, which would have a material adverse effect on our results of operations and our business.

Our business may suffer if our products fail to perform as expected.

If our products do not perform as expected, we may receive warranty claims and may have to perform post-sales repairs or recalls. We may also be subject to regulatory requirements and penalties that will impact our ability to develop, market, and sell our products. This may result in product delivery delays. It could also lead to product liability, breach of warranty, and consumer protection claims. These claims and warranty expenses could be significant. As a manufacturer of equipment, we must manage the cost and risk associated with product warranties, post-sale repairs and recalls, regulatory penalties, and product liability, breach of warranty, and consumer protection claims with respect to our products. In addition to post-sale repairs or recalls initiated by us for various reasons, investigations into our products by government regulators may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the regulator’s determination. Such post-sale repairs or recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition, and operating results.

Expanding our international operations, where we have limited operating experience, may subject us to increased business, regulatory, economic and political risks that could seriously harm our business, operating results and financial condition.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the U.S.

We intend to continue to expand our operations internationally, but our expansion efforts may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities, that could constrain our operations, increase our cost structure, and compromise our growth prospects, including:

●	international data privacy laws that may require data to be handled in a specific manner, including storing and processing data solely on local in-country servers;
●	difficulties in staffing and managing foreign operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, workers’ councils or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
●	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;
●	new and different sources of competition and practices which may favor local competitors;
●	weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;
●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act (the “FCPA”);
●	increased financial accounting and reporting burdens and complexities;
●	risks associated with foreign tax regimes, trade tariffs, or similar issues, which could negatively impact international adoption of our products;
●	risks associated with geopolitical conflicts, such as the conflicts in Ukraine;
●	adverse tax consequences, including the potential for required withholding taxes for our overseas employees; and
●	regional and economic political conditions.

Further, as we continue to expand internationally, we will become increasingly exposed to fluctuations in currency exchange rates. Future agreements with international partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform for our customers outside of the U.S., which could lead to the lengthening of our sales cycle or reduced demand for our products. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our financial condition and results of operations.

Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of members of our senior management team, we may not be able to execute on our business strategy.

Our future success depends on the continuing ability to attract, train, assimilate and retain highly skilled personnel, including engineers and sales personnel with experience in the AgTech market. We face intense competition for qualified individuals from numerous AgTech companies. We may not be able to retain current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results and financial condition may be adversely affected.

Our future success also depends in large part on the continued services of our senior management and other key personnel, including in particular our founder, current Chairman, and Chief Technology Officer, Steven Aposhian. We rely on our leadership team and key employees in the areas of engineering, sales and product development, design, marketing, operations, strategy, security, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we are unable to retain employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results and financial condition could be adversely affected.

Our management will be able to exert influence over our affairs.

Following this offering, including the exercise of certain Warrants in the Warrant Exercise and the Service Provider Warrant Exercise immediately prior to the completion of this offering, we expect that our senior management team will control a significant portion of the outstanding shares of our common stock. These individuals, if acting together, will be able to exercise significant influence on the outcome of matters requiring approval by our stockholders, including, but not limited to, the election of directors and significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

We face risks related to our contracts with state and local government entities, which could harm our results of operations.

We expect to enter into agreements with local and state government entities as we expand our business into the sports turf market, such as municipal golf courses and parks. Sales to government entities, including municipalities, are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. If we are successful in expanding our customer base to include more government entities, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our platform and products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.

Unfavorable weather conditions or natural catastrophes that reduce agricultural production and demand for agriculture and turf equipment could directly and indirectly affect our business.

The purchasing decisions of our customers, particularly the purchasers of agriculture and turf equipment, can be significantly affected by poor or unusual weather conditions. Such conditions include:

●	insufficient levels of rain, which prevent planting new turf and may cause growing turf to die or result in lower yields;
●	excessive rain or flooding can prevent planting from occurring at optimal times and may cause crop loss through increased disease or mold growth;
●	temperatures outside normal ranges, which can cause crop failure or decreased yields and may also affect disease incidence;
●	natural disasters such as regional floods, hurricanes or other storms, droughts, diseases, wildfires, and pests, either as a physical effect of climate change or otherwise, which have had, and could in the future have, significant negative effects on agricultural and livestock production;
●	adverse weather conditions in a particular geographic region, particularly during the important spring selling season; and
●	drought conditions can adversely affect sales of mowing equipment and can similarly cause lower sales volume.

Each of these conditions could negatively affect demand for agricultural and turf equipment and the financial condition and credit risk of our customers.

Risks Related to Financial and Accounting Matters

Our operating results may fluctuate significantly, which makes our future results difficult to predict.

Our quarterly and annual operating results have fluctuated in the past and are expected to fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly and annual operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including, but not limited to:

●	our ability to generate revenues from our products and services;
●	our ability to attract and retain customers;
●	our ability to recognize revenue or collect payments from customers or other third parties in a particular period;
●	the ability of our third-party partners to manufacture and deliver components, including due to global supply chain issues;
●	the pricing of our products and services;
●	the timing, cost of and mix of new and existing sales and marketing and promotional efforts;
●	changes to our products or the development and introduction of new products or services by our competitors;
●	system failures, disruptions, breaches of security or privacy, whether internally or at third parties, and the costs associated with any such breaches and remediation;
●	negative publicity associated with our products;
●	the timing of incurring additional expenses, such as increases in sales and marketing or research and development;
●	adverse litigation judgments, settlements, or other litigation-related costs;
●	other changes in the legislative or regulatory environment, including with respect to education standards and privacy and cybersecurity, or actions by governments or regulators, including fines, orders, or consent decrees;
●	changes in U.S. generally accepted accounting principles; and
●	changes in domestic and global business and macroeconomic conditions, including as a result of increasing interest rates, inflation, tariffs, trade wars, instability in the global banking system, and global unrest including the wars in Gaza and Ukraine.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

We have identified material weaknesses in our internal control over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we concluded that there were material weaknesses in our internal control over financial reporting relating to (a) an ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, as well as the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities; (b) ineffective controls for information systems supporting our key financial reporting processes and (c) ineffective process-level controls. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the hire of additional financial personnel, we cannot be certain that these efforts will remediate our material weaknesses in a timely manner, or at all, or prevent restatements of our consolidated financial statements in the future. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We expect to incur additional costs to remediate these control deficiencies, though we cannot be certain that our efforts will be successful or avoid potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate consolidated financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

We could be subject to additional sales tax or other indirect tax liabilities.

We are subject to sales tax laws in various states and countries, and changes to these laws or their interpretation could affect our tax responsibilities. In addition, we are also subject to sales tax and other audits from time to time by such jurisdictions. For example, we are currently undergoing a sales tax audit by the State of California and there can be no guarantee as to whether we will be required to pay additional sales taxes or penalties relating to such audit.

While some jurisdictions provide sales tax exemptions for the types of products we sell, we may not meet the requirements for such exemptions, including timing requirements relating to exemption certificates. Certain state tax authorities may challenge or dispute our tax reporting, potentially requiring us to collect or remit additional taxes, which could result in penalties, interest, and other sanctions. Any one of these consequences or other negative effects could have a material adverse effect on our financial condition, cash flows or results of operations.

In the past, we did not have systems and processes to collect these taxes in all jurisdictions where we were conducting business. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we did not, could result in substantial tax liabilities for past sales, as well as penalties and interest. We are in the process of assessing our filing status and exposure with each state to determine if we can take advantage of an amnesty program or negotiated settlements.

We may be subject to laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties.

We are in the process of developing systems to comply with collection and reporting requirements in all states in which we do business. However, the application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

As of December 31, 2024, we had gross U.S. federal net operating loss (“NOL”) carryforwards of approximately $8.6 million and gross state NOL carryforwards of approximately $7.4 million, which may expire unutilized or underutilized. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards to offset its post-change income or taxes may be limited.

We may experience ownership change(s) in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Therefore, it is possible that such an ownership change could limit the amount of NOLs we can use to offset future taxable income. Our current NOL carryforwards, and any NOL carryforwards of companies we acquire in the future, may be subject to limitations, thereby increasing our overall tax liability. Our NOL carryforwards may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our U.S. federal and state NOL carryforwards and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOL carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Any future changes in U.S. tax laws in respect of the utilization of NOL carryforwards may further affect the limitation in future years. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs, which could adversely affect our business, operating results, financial condition, and cash flows.

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.

Due to shifting economic and political conditions in both the U.S. and internationally, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that impair our financial results. Various jurisdictions around the world have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development recently released proposals relating to its initiative for modernizing international tax rules, with the goal of having different countries implement a modernized and aligned international tax framework, but there can be no guarantee that this will occur.

Risks Related to Legal and Regulatory Matters

Tariffs on certain imports to the U.S., other potential changes to U.S. tariff and import/export regulations, and retaliatory tariffs and other responses from other countries could have a material adverse effect on global economic conditions and our business, results of operations, prospects, and financial condition.

We purchase some of our parts (including parts used in fabricating machine components) from sources located internationally. The U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. Further tariff increases could require us to increase prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. In addition, reciprocal tariffs imposed by other countries could adversely affect our ability to expand our sales internationally.

In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

It may ultimately be determined that we did not qualify for the Employee Retention Credit and we may be required to repay the amounts received, which could have a material adverse effect on our business, results of operations and financial condition.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”) was enacted to address the negative economic impact of the COVID-19 pandemic in the United States. The CARES Act included an Employee Retention Credit (“ERC”), a fully refundable tax credit for employers equal to fifty percent (50%) of qualified wages (including allocable qualified health plan expenses) that Eligible Employers pay their employees. The ERC applies to qualified wages paid after March 12, 2020, and before January 1, 2021.

In April 2021, we engaged a third-party consultant to assist in determining eligibility, gathering applicable data, calculating potential credits, and preparing analyses to assist us in amending tax filings made in 2020 and 2021 in order to take advantage of the ERC. In 2022, we received total cash refunds from the Internal Revenue Service (the “IRS”) in the amount of approximately $1.3 million which were applicable to 2020 payroll periods. In 2023, we received total cash refunds in the amount of approximately $2.4 million which were applicable to 2021 payroll periods.

The IRS has been aggressively auditing ERC refunds, often disallowing them for noncompliance and issuing additional guidance in some cases extending the statute of limitations for ERC audit periods. The current statute of limitations for our refund periods ranges from April 15, 2025 to April 15, 2027. While we believe we qualified for the ERC at the time we applied for the related refunds, if the IRS choses to audit the refunds we received, they may determine to disallow our refunds. If we are ultimately required to repay the ERC it may materially adversely affect our financial condition and results of operations. As of September 30, 2025 and December 31, 2024, the Company has accrued $3.6 million related to the ERC refunds.

Our operations are subject to complex and changing laws and regulations, the violation of which could expose us to potential liabilities, increased costs, and other adverse effects.

We are subject to numerous international, federal, state, and local laws and regulations, many of which are complex, frequently changing, and subject to varying interpretations. These laws and regulations cover a variety of subjects, including advertising, anti-money laundering, antitrust, consumer finance, environmental, climate-related, health and safety, import/export and trade, human rights, labor and employment, product liability reporting, cybersecurity, data privacy, telematics, encryption, and telecommunications. Changes to existing laws and regulations, or changes to how they are interpreted, or the implementation of new, more stringent laws or regulations, could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. Failure to comply with these laws and regulations could result in fines and penalties.

In addition, we must comply with the FCPA and all applicable foreign anti-bribery and anti-corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are culturally expected in a particular jurisdiction. Although we have a compliance program in place designed to reduce the likelihood of potential violations of these laws and regulations, our employees, contractors, or agents in the future could violate such laws and regulations or our policies and procedures. Violations of these laws and regulations could result in criminal or civil sanctions and may have a material adverse effect on our reputation, business, results of operations, and financial condition.

We may face risks associated with international, national, and regional trade laws, regulations, and policies, and government farm programs and policies which could significantly impair our profitability and growth prospects.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of our products, services, and technology, or for the benefit of favored industries or sectors, could harm our global business or adversely affect our customers, which could result in decreased purchases of our products. We are subject to various regulatory risks including, but not limited to, the following:

●	Restricted access to global markets could impair our ability to export goods and services from various manufacturing locations around the world. Restricted access could limit the ability to access high-quality parts and components at competitive prices on a timely basis.
●	Trade restrictions, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit our ability to capitalize on current and future growth opportunities in international markets. These trade restrictions, and changes in, or uncertainty surrounding global trade policies, may affect our competitive position.
●	Trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact our future growth opportunities arising from increasing global demand for our products.
●	Policies impacting exchange rates and commodity prices, or those limiting the export or import of commodities, could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. Our agricultural equipment sales could be harmed by such policies because farm income influences sales of agricultural equipment around the world.
●	Changes in government farm programs and policies can influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies.

We could be involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.

From time to time we are involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, privacy and other torts, illegal or objectionable content, contractual rights, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving our company, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition.

We have been subject to actual and threatened litigation with respect to third-party patents, trademarks, copyrights and other intellectual property, and may continue to be subject to intellectual property litigation and threats thereof. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure that we will be successful in such action. Companies in the AgTech industry own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and grow our business and product and service offerings, the possibility of being targeted by a larger number of intellectual property claims may increase. In addition, various “non-practicing entities” that own patents and other intellectual property rights have asserted, and may in the future attempt to assert, intellectual property claims against us to extract value through licensing or other settlements.

From time to time, we may receive letters from patent holders alleging that one or more of our products infringes on their patent rights and from trademark holders alleging infringement of their trademark rights. Our technologies and products may not be able to withstand such third-party claims.

With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such technologies or practices may not be available to us at all and we may be required to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all, and our business, operating results, and financial condition could be adversely affected.

Risks Related to Intellectual Property

Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.

We rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents and copyrights in the U.S., and multiple trademark registrations in the U.S. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved.

Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the U.S. are typically not published until at least 18 months after filing, or, in some cases, not at all. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Recent changes to the patent laws in the U.S. may also bring into question the validity of certain patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business.

We rely on our trademarks, trade names, and brand names to distinguish our platform from the products of our competitors. However, third parties may have already registered identical or similar marks for products or solutions. Efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks may restrict our ability to promote and maintain a cohesive brand throughout relevant markets. We cannot be certain that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.

In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, others may offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our platform and methods of operations.

To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot be certain that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights (or to contest claims of infringement) than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from knowingly or unknowingly infringing upon, misappropriating or circumventing our intellectual property rights. If we are unable to protect our proprietary rights, we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business, results of operations and financial condition or adversely affect our business, operating results, and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.

We have devoted substantial resources to the development of our intellectual property and proprietary rights. To protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, vendors, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Effective trade secret protection may also not be available in every country in which our platform is used or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our platform by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. In addition, others may independently discover trade secrets and proprietary information and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third parties may claim that our platform infringes their intellectual property rights, and this may create liability for us or otherwise adversely affect our business, operating results and financial condition.

Third parties may claim that our platform infringes their intellectual property rights, and such claims may result in legal claims against us and our technology partners and customers. These claims may damage our brand and reputation and create liability for us. We expect the number of potential claims to increase as the functionality of our platform and services overlaps with that of other products and services, and as the volume of issued patents and patent applications continues to increase.

Companies in the AgTech industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we may face a higher risk of being the subject of intellectual property infringement claims.

We may also face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential products or enhancements, which could severely harm our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in us having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit use of our platform. Any of these results would adversely affect our business, operating results and financial condition.

Our use of “open source” software could subject us to possible litigation or could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.

A portion of the technologies we use incorporates “open source” software, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative work we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. From time to time, companies that use third-party open source software have also faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what it believes to be open source software or claiming non-compliance with the applicable open source licensing terms.

In addition to using open source software, we also license to others some of our software through open source projects. Open sourcing our own software requires the company to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification or derivative work of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software.

The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform. In that event, we could be required to seek licenses from third parties in order to continue offering our platform, to re-develop our platform, or to release our proprietary source code under the terms of an open source license, any of which could harm our business. Enforcement activity for open source licenses can also be unpredictable. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our patents, re-engineer our platform, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business. Open source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a material adverse effect on our business, results of operations and financial condition, or require us to devote additional development resources to change our platform.

General Risk Factors

The obligations associated with operating as a public company following this offering will require significant resources and management attention and will cause us to incur additional expenses, which will adversely affect our results of operations.

Following this offering, our expenses will increase as a result of the additional accounting, legal and various other additional expenses usually associated with operating as a public company and complying with public company disclosure obligations. After the consummation of this offering, we will be required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other applicable securities rules and regulations. The Exchange Act requires, among other things, us to file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We will also be required to ensure that we have the ability to prepare consolidated financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we will, among other things:

●	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws;
●	create or expand the roles and duties of our board of directors and committees of the board;
●	institute more comprehensive financial reporting and disclosure compliance functions; and
●	establish new and enhance existing internal policies, including those relating to disclosure controls and procedures.

These changes, and the additional involvement of accountants and legal advisors, will require a significant commitment of additional resources. We might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, in connection with this offering, we intend to increase our directors’ and officers’ insurance coverage, which will increase our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Economic uncertainty or downturns, including as a result of supply chain disruptions, tariffs, the Ukraine - Russia conflict, rising fuel prices, inflation, increasing interest rates and instability in the global banking system could adversely affect our business, financial condition and operating results.

In recent years, the U.S. and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain due to, among other things, rising interest rates, inflation, tariffs, instability in the global banking system, and the impacts of the war in Ukraine. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for us and our customers to accurately forecast and plan future business activities, and could cause our customers, as well as local, state and government entities providing funding to certain customers, to slow spending on our products, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit on acceptable terms, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for credit losses and our results would be negatively impacted.

Since purchases of our products are generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that customers spend on our products. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITITES AND USE OF PROCEEDS

Convertible Note Financings

In July 2025, we issued an unsecured convertible note to an investor in the principal amount of $100,000. The convertible note has a term of two years and bears interest at a rate of 15% per annum. The note will automatically convert into shares of common stock upon the closing of an underwritten public offering of common stock that raises at least $10,000,000 of gross proceeds, at a conversion price equal to the lesser of (i) $5.5674 per share or (ii) 90% of the initial public offering price per share. The principal and accrued interest on the convertible note are due at maturity.

In August 2025, we issued four unsecured convertible notes to three investors in the aggregate principal amount of $220,347.66. Each convertible note has a term of two years and bears interest at a rate of 15% per annum. The notes will automatically convert into shares of common stock upon the closing of an underwritten public offering of common stock that raises at least $10,000,000 of gross proceeds, at a conversion price equal to the lesser of (i) $5.5674 per share or (ii) 90% of the initial public offering price per share. The principal and accrued interest on the convertible notes are due at maturity.

Debentures and Warrants

The July 2024 Securities Purchase Agreement (defined below) allowed us to issue an additional 15% secured convertible debenture in an aggregate principal amount of $1,000,000 (the “June 2025 Debenture”) and warrants to purchase 181,861 shares of our common stock (the “June 2025 Warrants”) to FF 4. We borrowed the additional amount under the June 2025 Debenture and issued the June 2025 Warrants on June 18, 2025. The June 2025 Debenture accrues interest at a rate of 15% and is convertible into shares of our common stock at the lower of $5.5674 per share or 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share. The maturity date of the June 2025 Debenture is January 31, 2028. The June 2025 Warrants are exercisable from June 18, 2025, at an exercise price of $0.01 per share, subject to adjustments, and expire on June 18, 2035.

In December 2025, we entered into a $1,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

In February 2026, we entered into a $2,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

In December 2025, we entered into a $1,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

In February 2026, we entered into a $2,000 convertible debenture agreement with an annual interest rate of 15.0% per annum and maturing on January 31, 2028. In connection with the additional borrowing, we issued warrants to purchase 181,861 shares of our common stock at $0.01. The convertible debenture will automatically convert into shares of our common stock at a conversion price equal to the lesser of (i) $5.5674 per share and (ii) 85% of the initial public offering price per share, subject to certain adjustments, including for subsequent equity sales at a lower price per share.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Exchange Agreement, dated October 21, 2025, by and between the Registrant and the Holders thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 23, 2025 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated October 21, 2025, by and between the Registrant and the Holders thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 23, 2025 and incorporated herein by reference).
10.3	Form of Convertible Note (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2025 and incorporated herein by reference).
10.4	Form of Warrant Exercise Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2025 and incorporated herein by reference).
10.5	Omnibus Amendment Agreement dated October 10, 2025, by and between the Registrant, FF Opportunities 2 LLC, FF Opportunities 3 LLC, and FF Opportunities 4 LLC (previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 23, 2025 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1964, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFLY AUTOMATIX, INC.

By:	/s/ Andrew Limpert
Name:	Andrew Limpert
Title:	Chief Executive Officer

Date:	March 13, 2026

By:	/s/ Lindsay Jones
Name:	Lindsay Jones
Title:	Chief Financial Officer

Date:	March 13, 2026

